Form 10-Q
period 1995-03-31
US REALTY INCOME PARTNERS LP
filed 1995-05-15
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1995


                                   OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to


Commission file number                      33-17577


U.S. Realty Income Partners L.P.
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                                         62-1331754

(State or other jurisdiction of                        (I.R.S. Employer

incorporation or organization)                         Identification No.)

  P.O. Box 50507, Nashville, TN                                      37205

(Address of principal executive offices)                          (Zip
Code)

                                  (615) 298-5700

          (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during hte preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X          NO

                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                       3

           Compilation Report                                         4

           Balance Sheets at March 31, 1995 and December
           31, 1994                                                   5

           Statements of Partnership Equity for the period
           January 1, 1994 through March 31, 1995                     6

           Statements of Operations for the three months
           ended March 31, 1995 and 1994                              7

           Statements of Cash Flows for the three months ended
           March 31, 1995 and 1994                                    8

           Notes to Financial Statements                          9 - 12


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                          16

Item 2.    Changes in Securities                                      16

Item 3.    Default Upon Senior Securities                             16

Item 4.    Submissions of Matters to a Vote of Security Holders       16

Item 5.    Other Information                                          16

Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                            17















                     PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

          The following balance sheet at March 31, 1995 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 1995 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report, as reported on Form 10-K.

                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 50507
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of March 31, 1995 and the related statements of operations, partnership equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financal statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not considered to be independent with respect to U.S. Realty Income Partners L.P. according to Securities and Exchange Commission regulations.

The financial statements for the year ended December 31, 1994, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated March 15, 1995, but they have not performed any auditing procedures since that date.

May 5, 1995


Certified Public Accountants

                    U.S. REALTY INCOME PARTNERS L.P.

                              (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                                           Unaudited           Audited
                                           March 31,         December 31,
                                             1995               1994

                  ASSETS

CASH                                      $  142,944        $  165,281

TENANT RECEIVABLES                                99             5,879

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of $997,286
  and $958,434                             4,312,641         4,351,493

INVESTMENT IN JOINT VENTURE                    1,000             1,000

OTHER ASSETS                                 292,827           299,587

     TOTAL ASSETS                         $4,749,511        $4,823,240


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    1,605        $    1,560

ACCRUED EXPENSES                              45,732           114,438

NOTES PAYABLE                              3,671,863         3,681,141

     TOTAL LIABILITIES                     3,719,200         3,797,139


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   124,762)      (   136,399)

PARTNERSHIP EQUITY                         1,155,073         1,162,500

     TOTAL PARTNERSHIP EQUITY              1,030,311         1,026,101

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,749,511        $4,823,240
                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

Period from January 1, 1994 to March 31, 1995


                                      Limited       General
                                     Partners       Partner       Total

Distributive share of net earnings      95%           5%          100%


Balance at January 1, 1994         $1,421,694    ($173,992)  $1,247,702

Net loss                         (     80,942)   (   4,260)    ( 85,202)

Balance at December 31, 1994        1,340,752    ( 178,252)   1,162,500

Net loss                         (      7,056)   (     371)   (     7,427)

Balance at March 31, 1995          $1,333,696    ($178,623)    $1,155,073

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS


                                                       Unaudited

                                                  Three Months Ending
                                                        March 31,
                                                    1995        1994

REVENUES:
      Rental income                              $187,567     $168,726
      Common area maintenance                      22,156       17,109
      Miscellaneous                                   123           90
      Interest                                      1,492          349
                                                  211,338      186,274

EXPENSES:
      Interest                                     91,952       92,831
      Legal and professional                       16,350       11,848
      Depreciation                                 38,852       38,852
      Amortization                                  6,759        6,759
      Property taxes                               17,012       17,012
      Leasing and administrative                   13,681       13,976
      Management fees                               8,927        7,463
      Repairs and maintenance                       8,884        8,902


                                                  202,417      197,642

NET INCOME (LOSS) BEFORE MINORITY PARTNER'S
SHARE OF LOSS                                       8,921    (  11,368)

Minority Partner's Interest in
Share of Income                                 (  11,637)   (   3,485)

LOSS FROM OPERATIONS                            (   2,716)   (  14,853)

Provision for Loss in Investment in
Joint Venture                                   (   4,711)   (   7,087)

NET LOSS                                        ($  7,427)   ($ 21,940)

NET LOSS PER UNIT                               ($   1.45)   ($   4.29)

Weight Average Number of Units                      4,858        4,858








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                                     Unaudited
                                           Three Months Ending March 31,
                                                 1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from operations                        ($  7,427)     ($ 21,941)
  Adjustments to reconcile net loss to net
    cash provided (used) by operating activities
      Minority partner's interest in net income
        of consolidated partnership              11,637          3,484
      Depreciation                               38,852         38,852
      Amortization                                6,759          6,759
      Decrease (increase) in:
        Tenant receivables                        5,780          7,987
      Increase (decrease) in:
        Accounts payable                             45            924
        Professional Fees Payable             (  17,671)    (    2,000)
        Accrued expenses                      (  51,035)    (   51,035)

  NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   13,060     (   16,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and improvements            -        (      935)
  NET CASH PROVIDED BY INVESTING ACTIVITIES        -        (      935)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (   9,278)    (    8,398)
  NET CASH PROVIDED BY FINANCING ACTIVITIES   (   9,278)    (    8,398)

NET INCREASE (DECREASE) IN CASH               (  22,338)    (   26,303)

CASH AT BEGINNING OF YEAR                       165,281        118,783

CASH AT END OF PERIOD                         $ 142,943      $  92,480

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $  91,952      $  92,831








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 1995

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1994 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

B.  INVESTMENT IN JOINT VENTURES

    The Partnership has a 50% interest in DR/US West End General Partnership, a joint venture formed to own and operate a commercial office building in Nashville, Tennessee. The Company's initial investment of $900,000 in the general partner joint venture was made on November 1, 1988. Effective December 31, 1991, the Partnership adopted the liquidation method of accounting for its investment in the joint venture.


            Investment in joint venture at December 31, 1991   $    1,000
            Additional equity contributions                        28,448
            Provision for loss in investment                  (    28,448)
Investment in joint venture at December 31, 1992        1,000
Additional equity contributions                        31,787
Provision for loss in investment                  (    31,787)

Investment in joint venture at December 31, 1993        1,000
Additional equity contributions                        25,174
Provision for loss in investment                  (    25,174)

Investment in joint venture at December 1994            1,000

Additional equity contributions                         4,712
Provision for loss in investment                  (     4,712)
Investment in joint venture at March 31, 1995      $    1,000













                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 1995

                                continued


B. INVESTMENT IN JOINT VENTURES - CONTINUED
                                        March 31,    December 31,
                                           1995           1994

                                 ASSETS

Cash                                  $    12,961  $    47,642
Restricted cash                           270,150        184,012
Tenant receivables                          2,782            944
Property and improvements - net        10,443,292     10,517,143
Deferred fees - net                       103,482        114,520

                                      $10,832,667    $10,864,261


                   LIABILITIES AND PARTNERSHIP EQUITY



Accrued expenses                      $    93,567  $     30,201
Accrued interest                           76,613       103,188
Tenant deposits                            13,892        13,892
Mortgages and notes payable             7,567,346     7,635,320

                                        7,751,418     7,782,601

Partnership equity                      3,081,249     3,081,660

                                     $ 10,832,667  $ 10,864,261


Property and improvements consist of:
                                          1995           1994
Building                             $ 10,661,345     $ 661,345
Personal property                         370,113       370,113
Tenant finishes                           902,786       869,736
                                       11,934,244    11,901,194
Less accumulated depreciation         ( 2,706,145)  ( 2,599,244)
                                        9,228,099     9,301,950
Land                                    1,215,193     1,215,193

                                     $ 10,443,292  $ 10,517,143






                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 1995

                                continued



B.          INVESTMENT IN JOINT VENTURE - CONTINUED

            The following information summarizes the activity of the joint venture.

                                    Three Months Ending
                                         March 31,
                                      1995        1994

REVENUES:
      Rental income                 $448,898    $416,861
      Miscellaneous income            22,908      22,051
      Interest income                  2,333       2,610
                                     474,139     441,522

EXPENSES:
      Interest                       176,105     172,479
      Depreciation & amortization    119,624     123,527
      Utilities                       58,346      61,722
      Property taxes                  43,323      43,314
      Repairs & maintenance           18,482      14,793
      Personnel & administrative      22,589      19,319
      Janitorial                      19,092      19,382
      Management fees                 18,472      17,491
      Insurance                        3,228       3,607
                                     479,261     475,634

        NET LOSS                   ($  5,122)  ($ 34,112)





















                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 1995

                                continued




B.  INVESTMENT IN JOINT VENTURE - CONTINUED


Mortgages payable consist of:              1995           1994
Mortgage - 9%, monthly principal and
  interest of $62,981 - Matures
  April 1, 1997                         $ 6,673,138   $6,721,112
Joint venture partner - prime
  +1%, interest only, matures
   March 1, 2028                            673,512      673,512
Nonrecourse promissory note - 8% monthly
  principal payment of $10,000 and
  interest mature February 1, 1997          220,696      240,696

                                        $ 7,567,346    $7,635,320

C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                            Three Months
                                             Year Ended
                                Ended March 31,        December 31,
                                     1995                  1994

   Administrative expenses          $ 40,000            $ 36,000


      In 1995, the Partnership paid $31,000 in deferred payments in addition to normal recurring charges.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similiar services.

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources





Bellevue

        The Bellevue property was 100% leased at December 31, 1994 and March 31, 1995. Lease rents from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

       On February 1, 1989, the Joint Venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and required monthly
installments of interest only through February 1, 1991.   Monthly debt
service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The Partnership has paid debt service on a current basis.




DR/US WEST END

          The DR/US West End property was 95% leased at December 31, 1994 and 100% leased on March 31, 1995. No tenant leases are currently under negotiation. One tenant occupies 45.9% of the space with payments providing base annual lease income of $932,000. The lease runs through October 31, 1998, with two additional three-year options to renew at market rates. This tenant may cancel its lease with six months' notice after 1998 with a termination payment equal to the present value of future rents due using a discount rate of prime plus two percent. The tenant previously had the option to reduce its total square footage, by extending its lease term. The lease was extended for two more years, through October 31, 1998, at $19.35 per square foot in the first year and at a market rate in the second year. The first mortgage principal debt balance at March 31, 1995 was $6,673,138 which bears interest at 9%. In addition the other joint venture partner has loaned $673,512 to the joint venture at prime plus 1% which matures March 1, 2028, in order to meet its obligations. Also, there is a $220,696 nonrecourse promissory note bearing interest only at 8% which matures February 1, 1997. All payments for debt service were current as of March 31, 1995.

                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds joint venture interests in two joint ventures, Bellevue Plaza Partners (66 2/3%) and DR/US West End General Partnership (50%). The operational results of the Partnership for the three months ending March 31, 1995 are summarized below.

                            Bellevue       DR/US    Partnership     Total


Revenues                   $210,892   $  474,139    $    446   $  685,477

Operating expenses           41,026      183,532      28,539      253,097

Interest                     91,952      176,105        -         268,057

Depreciation & amortization  43,004      119,624       2,607      165,235
                            175,982      479,261      31,146      686,389

Net income (loss)            34,910  (     5,122)  (  30,700)  (      912)

Partnership share            66 2/3%         50%       100%

Partnership net income
  (loss)                   $ 23,273        N/A     ($ 30,700)  ($   7,427)

Partnership Operating cash
  flow                     $ 46,033                ($ 59,093)  ($  13,060)




          Operational results for the comparable three month period ended March 31, 1994 were:

                        Bellevue        DR/US     Partnership      Total

Revenues                $186,180     $  441,522    $     94    $  627,796

Operating expenses        39,892        179,628      19,308       238,828
Interest                  92,831        172,479        -          265,310
Depreciation & amort.     43,003        123,527       2,608       169,138
                         175,726        475,634      21,916       673,276

Net loss                 10,454    (    34,112)  (  21,822)   (    45,480)


Partnership share       66 2/3%            50%       100%

Partnership net income
(loss) from oper.    $   6,969         N/A      ($ 21,822)   ($  14,853)

Partnership operating
  cash flow          $   4,244                  ($ 21,214)   ($  16,970)





         The Partnership has utilized the proceeds of the offering as set forth under "Estimated Use of Proceeds for the Offering," in the Partnership's Prospectus to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering are less than the maximum amount the Partnership was unable to diversify its investments to the extent initially desired.

         At December 31, 1993, the partnership had $165,281 in cash and cash equivalents. This represents 3.40% of capital raised. At March 31, 1995, the Partnership had $142,944 in cash and cash equivalents. This represents 2.94% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1995.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does not expect to make any cash distributions in 1995.

                       PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

               None.

ITEM 2.    Changes in Securities

               None.

ITEM 3.    Default Upon Senior Securities

               None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

               None.

ITEM 5.    Other Information

               None.

ITEM 6.    Exhibits and Reports on Form 8-K

               1.  Exhibits

                     None.

               2.  Form 8-K.
































                               SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 U.S. REALTY INCOME PARTNERS L.P.
                                 By:  Vanderbilt Realty Joint Venture,
                                      the General Partner

                                 By:  Vanderbilt Realty Associates, Inc.
                                      its Managing General Partner


                                 By:      Robert Bond Miller
                                      Robert Bond Miller
                                      President, Director, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chief Accounting Officer



May 10, 1995