Form 10-Q
period 1995-06-30
US REALTY INCOME PARTNERS LP
filed 1995-08-15
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X          NO

                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                        3

           Compilation Report                                          4

           Balance Sheets at June 30, 1995 & December
           31, 1994                                                    5

           Statements of Partnership Equity for the period
           January 1, 1994 through June 30, 1995                       6

           Statements of Operations for the three months
           & six months ended June 30, 1995 & 1994                     7

           Statements of Cash Flows for the six months ended
           June 30, 1995 & 1994                                        8

           Notes to Financial Statements                          9 - 12


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                          16

Item 2.    Changes in Securities                                      16

Item 3.    Default Upon Senior Securities                             16

Item 4.    Submissions of Matters to a Vote of Security Holders       16

Item 5.    Other Information                                          16

Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                            17















                     PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

          The following balance sheet at June 30, 1995 (unaudited) and statements of operations, partnership equity, and cash flows for the three and six months ended June 30, 1995 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

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

August 2, 1995


Certified Public Accountants

                    U.S. REALTY INCOME PARTNERS L.P.

                              (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                                           Unaudited           Audited
                                            June 30,         December 31,
                                             1995               1994

                  ASSETS

CASH                                      $  173,170        $  165,281

TENANT RECEIVABLES                             1,940             5,879

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,036,148 and $958,434                  4,273,779         4,351,493

INVESTMENT IN JOINT VENTURE                    1,000             1,000

OTHER ASSETS                                 286,579           299,587

     TOTAL ASSETS                         $4,736,468        $4,823,240


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $   16,634        $    1,560

ACCRUED EXPENSES                              54,544           114,438

NOTES PAYABLE                              3,662,352         3,681,141

     TOTAL LIABILITIES                     3,733,530         3,797,139


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   128,060)      (   136,399)

PARTNERSHIP EQUITY                         1,130,998         1,162,500

     TOTAL PARTNERSHIP EQUITY              1,002,938         1,026,101

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,736,468        $4,823,240
                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

Period from January 1, 1994 to June 30, 1995


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1994        $1,421,694    ($173,992)   $1,247,702

Net loss                         (    80,942)   (   4,260)  (    85,202)

Balance at December 31, 1994       1,340,752    ( 178,252)    1,162,500

Net loss                         (    29,927)   (   1,575)  (    31,502)

Balance at June 30, 1995          $1,310,825    ($179,827)  ($1,130,998

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended
June 30, 1995 & 1994


                      Unaudited    Unaudited    Unaudited    Unaudited
                      3 Months     3 Months     6 Months     6 Months
                        1995         1994         1995         1994

Revenues
  Rental income        $ 140,237    $ 135,250    $ 327,804    $ 303,976
  CAM reimbursements      20,325       34,844       42,482       51,953
  Miscellaneous               68          139          191          230
  Interest income          1,189          368        2,680          717

                         161,819      170,601      373,157      356,876

Expenses
  Interest                91,718       92,620      183,669      185,451
  Professional fees        1,366        3,000       17,716       14,848
  Depreciation            38,862       38,852       77,714       77,703
  Amortization             5,467        6,759       13,125       13,518
  Property taxes          17,012       17,012       34,023       34,023
  Leasing & admin.        17,849       17,958       30,631       31,934
  Management fees          5,488        5,513       14,416       12,976
  Repairs                  7,250        6,129       16,134       15,031

                         185,012      187,843      387,428      385,484

Net Loss Before Minority
Partner's Share of Loss(  23,193)   (  17,242)   (  14,271)   (  28,608)

Minority Partner's Interest
in Share of Loss           3,298        1,101    (   8,339)   (   2,383)

Loss From Operations   (  19,895)   (  16,141)   (  22,610)   (  30,991)

Provision for Loss in
Investment in JV       (   4,181)   (   6,658)   (   8,892)   (  13,747)

Net Loss               ($ 24,076)   ($ 22,799)   ($ 31,502)   ($ 44,738)

Net Loss per Unit      ($   4.71)   ($   4.46)   ($   6.16)   ($   8.75)

Weighted Average
Number of Units            4,858        4,858        4,858        4,858






                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                                      Unaudited
                                              Six Months Ending June 30,
                                                  1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           ($ 31,502)     ($ 44,738)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Minority partner's interest in net loss
        of consolidated partnership               8,339          2,383
      Depreciation                               77,714         77,703
      Amortization                               13,125         13,518
      Decrease (increase) in:
        Tenant receivables                        3,939     (    7,977)
        Other assets                          (     116)           0
      Increase (decrease) in:
        Accounts payable                         15,074            397
        Professional Fees Payable             (  25,871)    (    5,419)
        Tenant Deposits                             0              300
        Accrued expenses                      (  34,024)    (   34,024)
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   26,678          2,143

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and improvements            0        (      934)
  NET CASH PROVIDED BY INVESTING ACTIVITIES        0        (      934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  18,789)    (   17,007)
  NET CASH PROVIDED BY FINANCING ACTIVITIES   (  18,789)    (   17,007)

NET INCREASE (DECREASE) IN CASH                   7,889     (   15,798)

CASH AT BEGINNING OF YEAR                       165,281        118,781

CASH AT END OF PERIOD                         $ 173,170      $ 102,983

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 183,669      $ 185,451

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1995

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


      Investment in joint venture at December 31, 1991   $    1,000
      Additional equity contributions                        28,448
      Provision for loss in investment                  (    28,448)
      Investment in joint venture at December 31, 1992        1,000
      Additional equity contributions                        31,787
      Provision for loss in investment                  (    31,787)

      Investment in joint venture at December 31, 1993        1,000
      Additional equity contributions                        25,174
      Provision for loss in investment                  (    25,174)

      Investment in joint venture at December 1994            1,000

      Additional equity contributions                         8,892
      Provision for loss in investment                  (     8,892)

      Investment in joint venture at June 30, 1995       $    1,000













                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1995

                                continued


B. INVESTMENT IN JOINT VENTURES - CONTINUED

                                         June 30,     December 31,
                                           1995           1994

                                 ASSETS

Cash                                  $    38,437    $    47,642
Restricted cash                           308,415        184,012
Tenant receivables                          6,277            944
Property and improvements - net        10,342,611     10,517,143
Deferred fees - net                       106,106        114,520

                                      $10,801,846    $10,864,261


                   LIABILITIES AND PARTNERSHIP EQUITY



Accrued expenses                      $   108,567  $     30,201
Accrued interest                           78,845       103,188
Tenant deposits                             6,090        13,892
Mortgages and notes payable             7,501,833     7,635,320

                                        7,695,335     7,782,601

Partnership equity                      3,106,511     3,081,660

                                     $ 10,801,846  $ 10,864,261


Property and improvements consist of:
                                          1995           1994
Building                             $ 10,661,345     $ 661,345
Personal property                         371,085       370,113
Tenant finishes                           908,033       869,736
                                       11,940,463    11,901,194
Less accumulated depreciation         ( 2,813,045)  ( 2,599,244)
                                        9,127,418     9,301,950
Land                                    1,215,193     1,215,193

                                     $ 10,342,611  $ 10,517,143







                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1995

                                continued


B. INVESTMENT IN JOINT VENTURES - CONTINUED

   The following information summarizes the activity of the joint venture.


                           Three Months Ending      Six Months Ending
                                June 30,                June 30,
                             1995        1994        1995        1994

Revenues
  Rental income            $476,644    $443,053    $925,542    $859,914
  Miscellaneous income       23,402      19,613      46,310      41,664
  Interest income             2,976       1,185       5,309       3,795
                            503,022     463,851     977,161     905,373

Expenses
  Interest                  172,343     174,492     348,448     346,971
  Depreciation & amortiz.   119,624     123,527     239,248     247,054
  Utilities                  52,498      53,344     110,844     115,066
  Property taxes             43,323      43,323      86,646      86,637
  Repairs & maintenance      22,670      23,204      41,152      37,997
  Personnel/administrative   27,127      21,263      49,716      40,582
  Janitorial                 21,320      20,905      40,412      40,287
  Management fees            29,208      18,747      37,680      36,238
  Insurance                   3,828       3,727       7,056       7,334
                            481,941     482,532     961,202     958,166

  NET LOSS                 $ 21,081   ($ 18,681)  ($ 15,959)  ($ 52,793)


















                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1995

                                continued




B.  INVESTMENT IN JOINT VENTURE - CONTINUED


Mortgages payable consist of:              1995           1994
Mortgage - 9%, monthly principal and
  interest of $62,981 - Matures
  April 1, 1997                         $ 6,637,127   $6,721,112
Joint venture partner - prime
  +1%, interest only, matures
   March 1, 2028                            673,512      673,512
Nonrecourse promissory note - 8% monthly
  principal payment of $10,000 and
  interest mature February 1, 1997          190,696      240,696

                                        $ 7,501,335    $7,635,320


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months           Year Ended
                                 Ended June 30         December 31,
                                     1995                  1994

   Administrative expenses          $ 49,000            $ 36,000


      In 1995, the Partnership paid $31,000 in deferred payments in addition to normal recurring charges.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1993, the partnership had $165,281 in cash and cash equivalents. This represents 3.40% of capital raised. At June 30, 1995, the Partnership had $173,170 in cash and cash equivalents. This represents 3.56% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1995.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does not expect to make any cash distributions in 1995.



Bellevue

        The Bellevue property was 100% leased at December 31, 1994 and June 30, 1995. Lease rents from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

       On February 1, 1989, the Joint Venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and required monthly
installments of interest only through February 1, 1991.   Monthly debt
service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The Joint Venture has paid debt service on a current basis.

In the first quarter of 1996, the first mortgage will become due.
Negotiations have begun to refinance this indebtedness. The results of our efforts will be communicated on a timely basis.

DR/US WEST END

          The DR/US West End property was 95% leased at December 31, 1994 and 100% leased on June 30, 1995. One tenant occupies 45.9% of the space with payments providing base annual lease income of $932,000. The lease for this tenant runs through October 31, 1998, with two additional three-year options to renew at market rates. This tenant may cancel its lease with six months' notice after 1998 with a termination payment equal to the present value of future rents due using a discount rate of prime plus two percent. The lease was extended for two more years, through October 31, 1998, at $19.35 per square foot in the first year and at a market rate in the second year. Negotiations have commenced with our lead tenant in an effort to renew this lease on a long-term basis. The first mortgage principal debt balance at June 30, 1995 was $6,637,127 which bears interest at 9%. In addition the other joint venture partner has loaned $673,512 to the joint venture at prime plus 1% which matures March 1, 2028, in order to meet its obligations. Also, there is a $190,696 nonrecourse promissory note bearing interest only at 8% which matures February 1, 1997. All payments for debt service were current as of June 30, 1995. Negotiations are continuing to restructure all debt. In our next correspondence, details of our efforts regarding this effort may be available.

                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds joint venture interests in two joint ventures, Bellevue Plaza Partners (66 2/3%) and DR/US West End General Partnership (50%). The operational results of the Partnership for the six months ending June 30, 1995 are summarized below.

                            Bellevue       DR/US    Partnership     Total


Revenues                  $372,400   $  977,161   $    757   $1,350,318

Operating expenses          80,786      373,506     41,026      495,318

Interest                   183,669      348,448       -         532,117

Depreciation & amort.       83,928      239,248      7,911      330,087
                           347,383      961,202     48,937    1,357,522

Net income (loss)           25,017       15,959  (  48,180) (     7,214)

Partnership share          66 2/3%          50%       100%

Partnership net income
  (loss)                   $ 16,678       N/A      ($ 48,180) ($   31,502)
Partnership Oper. cash
  flow                     $ 96,835                ($ 70,157) ($   26,678)



          Operational results for the comparable six month period ended June 30, 1994 were:

                           Bellevue    DR/US     Partnership   Total

Revenues                 $356,729   $  905,373   $    147   $1,262,249
Operating expenses         79,918      364,141     43,540      473,852
Interest                  185,451      346,971       -         532,422
Depreciation & amort.      84,210      247,054      6,112      337,376
                          349,579      958,166     49,652    1,343,650

Net loss                    7,150  (    52,793) (  49,505) (    81,401)

Partnership share         66 2/3%          50%       100%

Partnership net inc.
(loss) from oper.        $  4,767        -      ($ 49,505  ($   44,738)

Partnership oper-
  ating cash flow        $ 37,208               ($ 35,065) ($    2,143)





         The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount the Partnership was unable to diversify its investments to the extent initially desired.

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

                     None.






























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


                                 U.S. REALTY INCOME PARTNERS L.P.
                                 By:  Vanderbilt Realty Joint Venture,
                                      the General Partner

                                 By:  Vanderbilt Realty Associates, Inc.
                                      its Managing General Partner


                                 By:      Robert Bond Miller
                                      Robert Bond Miller
                                      President, Director, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chief Accounting Officer



August 10, 1995

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

              Period from January 1, 1992 to March 31, 1993


                                        Limited    General
                                       Partners    Partner        Total


Distributive share of net
earnings (loss)                           95%           5%        100%

Balance at January 1, 1992         $1,771,185   ($155,598)   $1,615,587

Net Loss                          (   194,051)  (  10,213)  (   204,264)

Balance at December 31, 1992       $1,577,134   ($165,811)   $1,411,323

Net Loss                          (    17,241)  (     907)  (    18,148)

Balance at March 31, 1993          $1,559,893   ($166,718)   $1,393,175

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














                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1995

                                continued



B.INVESTMENT IN JOINT VENTURE - CONTINUED

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