Form 10-Q/A
period 1995-06-30
US REALTY INCOME PARTNERS LP
filed 1995-11-13
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               Form 10-Q/A


[X]     AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     YES    X          NO




      This report is amended to include the Financial Data Schedule [Form EX-27] for the second quarter ended June 30, 1995.

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



November 8, 1995