Form 10-Q
period 1995-09-30
US REALTY INCOME PARTNERS LP
filed 1995-11-14
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995


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

                     YES    X          NO





                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                        3

           Compilation Report                                          4

           Balance Sheets at September 30, 1995 & December
           31, 1994                                                    5

           Statements of Partnership Equity for the period
           January 1, 1994 through September 30, 1995                  6

           Statements of Operations for the three months
           & nine months ended September 30, 1995 & 1994               7

           Statements of Cash Flows for the nine months ended
           September 30, 1995 & 1994                                   8

           Notes to Financial Statements                          9 - 12


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                          16

Item 2.    Changes in Securities                                      16

Item 3.    Default Upon Senior Securities                             16

Item 4.    Submissions of Matters to a Vote of Security Holders       16

Item 5.    Other Information                                          16

Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                            17















                     PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

          The following balance sheet at September 30, 1995 (unaudited) and statements of operations, partnership equity, and cash flows for the three and nine months ended September 30, 1995 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report, as reported on Form 10-K.

                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
102 Woodmont Blvd., Suite 410
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of September 30, 1995 and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

We are not considered to be independent with respect to U.S. Realty Income Partnerships L.P. according to Securities and Exchange Commission regulations.

The financial statements for the year ended December 31, 1994, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated March 15, 1995, but they have not performed any auditing procedures since that date.

October 30, 1995


Certified Public Accountants

                    U.S. REALTY INCOME PARTNERS L.P.

                              (A LIMITED PARTNERSHIP)

                             BALANCE SHEETS

                                           Unaudited           Audited
                                         September 30,       December 31,
                                             1995               1994

                  ASSETS

CASH                                      $  166,472        $  165,281

TENANT RECEIVABLES                             3,848             5,879

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,075,005 and $958,434                  4,234,922         4,351,493

INVESTMENT IN JOINT VENTURE                    1,000             1,000

OTHER ASSETS                                 280,076           299,587

     TOTAL ASSETS                         $4,686,318        $4,823,240


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    7,843        $    1,560

ACCRUED EXPENSES                              66,504           114,438

NOTES PAYABLE                              3,652,600         3,681,141

     TOTAL LIABILITIES                     3,726,947         3,797,139


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   133,228)      (   136,399)

PARTNERSHIP EQUITY                         1,092,599         1,162,500

     TOTAL PARTNERSHIP EQUITY                959,371         1,026,101

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,686,318        $4,823,240
                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

Period from January 1, 1994 to September 30, 1995


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1994        $1,421,694    ($173,992)   $1,247,702

Net loss                         (    80,942)   (   4,260)  (    85,202)

Balance at December 31, 1994       1,340,752    ( 178,252)    1,162,500

Net loss                         (    66,406)   (   3,495)  (    69,901)

Balance at September 30, 1995     $1,274,346    ($181,747)  ($1,092,599

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended
September 30, 1995 and 1994


                      Unaudited    Unaudited    Unaudited    Unaudited
                      3 Months     3 Months     9 Months     9 Months
                        1995         1994         1995         1994

Revenues
  Rental income        $ 140,465    $ 144,999    $ 468,268    $ 448,975
  CAM reimbursements      19,910       23,083       62,391       75,036
  Miscellaneous               63          198          254          427
  Interest income          1,838          526        4,518        1,244

                         162,276      168,806      535,431      525,682

Expenses
  Interest                91,477       92,403      275,146      277,854
  Professional fees        6,053        5,950       23,769       20,798
  Depreciation            38,857       38,852      116,571      116,555
  Amortization             6,113        6,759       19,238       20,277
  Property taxes          17,012       17,012       51,035       51,035
  Leasing & admin.        22,563       12,855       53,194       44,789
  Management fees          7,824        6,840       22,239       19,816
  Repairs                 10,019        7,327       26,153       22,358
  Insurance                4,700        4,569        4,700        4,569

                         204,618      192,567      592,045      578,051

Net Loss Before Minority
Partner's Share of Loss(  42,342)   (  23,761)   (  56,614)   (  52,369)

Minority Partner's Interest
in Share of Loss           5,168        1,668    (   3,171)   (     715)

Loss From Operations   (  37,174)   (  22,093)   (  59,785)   (  53,084)

Provision for Loss in
Investment in JV       (   1,225)   (   6,063)   (  10,116)   (  19,810)

Net Loss               ($ 38,399)   ($ 28,156)   ($ 69,901)   ($ 72,894)

Net Loss per Unit      ($   7.51)   ($   5.51)   ($  13.67)   ($  14.25)

Weighted Average
Number of Units            4,858        4,858        4,858        4,858






                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS


                                            Unaudited Nine Months Ending
                                                    September 30,
                                                 1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           ($ 69,901)     ($ 72,894)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Minority partner's interest in net loss
        of consolidated partnership               3,171            715
      Depreciation                              116,571        116,555
      Amortization                               19,238         20,277
      Decrease (increase) in:
        Tenant receivables                        2,031     (    2,271)
        Other assets                                272              0
      Increase (decrease) in:
        Accounts payable                          6,283          1,853
        Professional Fees Payable             (  30,921)    (    8,419)
        Tenant Deposits                               0     (    1,117)
        Accrued expenses                      (  17,012)    (   17,012)
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   29,732         37,687

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and improvements               0     (      935)
  NET CASH PROVIDED BY INVESTING ACTIVITIES           0     (      935)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  28,541)    (   25,833)
  NET CASH PROVIDED BY FINANCING ACTIVITIES   (  28,541)    (   25,833)

NET INCREASE (DECREASE) IN CASH                   1,191     (   10,919)

CASH AT BEGINNING OF YEAR                       165,281        118,781

CASH AT END OF PERIOD                         $ 166,472      $ 129,700

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 275,146      $ 277,854

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                           September 30, 1995

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

B.  INVESTMENT IN JOINT VENTURES

    The Partnership had a 50% interest in DR/US West End General Partnership, a joint venture formed to own and operate a commercial office building in Nashville, Tennessee. The Company's initial investment of $900,000 in the general partner joint venture was made on November 1, 1988. Effective December 31, 1991, the Partnership adopted the liquidation method of accounting for its investment in the joint venture. Accordingly, the basis has been held at $1,000 since December 31, 1991.

Effective August 1995, the joint venture contributed all assets and liabilities to a new limited liability company, Prudential/Daniel Office Venture, LLC in return for a 3.9% equity interest. See "Management Discussion" for a more comprehensive description of this transaction.

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                           September 30, 1995

                                continued



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                Nine Months Ended       Year Ended
                                  September 30,         December 31,
                                     1995                  1994

   Administrative expenses          $ 67,000            $ 36,000


      In 1995, the Partnership paid $40,000 in deferred payments in addition to normal recurring charges.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1994, the partnership had $165,281 in cash and cash equivalents. This represents 3.40% of capital raised. At September 30, 1995, the Partnership had $166,472 in cash and cash equivalents. This represents 3.43% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1995.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does not expect to make any cash distributions in 1995.



Bellevue

        The Bellevue property was 100% leased at December 31, 1994 and September 30, 1995. Lease rents from the tenants amounts to $46,822 per occupancy month. In addition, the tenants pay common area maintenance charges of $6,636 per month for a total of $53,458 per month.

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

DR/US WEST END

      After many months of negotiations with Prudential Life Insurance Company, an agreement was reached in early August to form a limited liability company known as Prudential/Daniel Office Venture, LLC.

      Assets of the new company are: 1) The 107,000 square feet 3310 Office Building located in Nashville, Tennessee, 2) The 108,113 square feet Somerset Park Business Center, a six story office building located in Raleigh, North Carolina and, 3) Somerset Park, four two story office buildings totaling 207,326 square feet, also located in Raleigh, North Carolina.

      The total value of the properties is $34,925,000 with a value of $9,531,000 for the 3310 Office Building, $8,458,000 for the Somerset Business Center and $16,936,000 for Somerset Park.

      The capital positions for each venture is $31,432,500 for Prudential, $1,361,445 for U.S. Realty Income Partners for their interest in the 3310 Office Building, $355,600 for Daniel's position in the 3310 Office Building and $1,775,455 for Daniel's interest in the Somerset Buildings.

      Prudential's capital contribution of $31,432,000 included the payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 repair escrow for a new roof. The remainder of the money purchased Metropolitan Life Insurance's interest in the Raleigh properties, payoff of debt on the properties, and transaction costs including due diligence, closing costs, and fees for professional services (legal and accounting) totaling 1.5% of the transaction.

      By Prudential paying off all debt on the properties, cash flow will be available to the investors in 1996. In addition, monies previously used to pay PNC bank from Bellevue Plaza will now become available for distribution. Plans call for a distribution one time a year to keep the administrative and postage costs to a minimum.

      The decision to join Prudential and contribute the 3310 Office Building property to the venture was made taking into consideration the following:

      A. The South Trust Bank first mortgage on 3310 Office Building matures in April, 1997.

      B. Gresham and Smith's lease expires eighteen months after the loan is due. They lease approximately 47% of the building.

      C. All existing cash flow between now and the year 2,000 would have to be used to pay debt and set up reserves either to replace Gresham and Smith and/or make tenant improvements. Up to $1,200,000 is projected to be required when new tenants are found.








      The alternatives considered were:

      A. Refinance: With Gresham and Smith's lease ending in 1998, no lender wanted to make a new loan with this uncertainty. Gresham and Smith would not commit to extend their lease at this time. Also, if a loan could be procured, it would not be of sufficient amount to pay off all existing debt.

      B. Sell the property: The mortgage problem prevented a sale to potential buyers. Once a cash buyer (Prudential) was located, the problem of the mortgages went away leaving only the Gresham and Smith lease problem that does not have to be solved until 1998.

      First and foremost, conservation of the investors capital has been the goal of your General Partners. You will remember that in 1992, we were able to save the 3310 Office Building when the building was put into bankruptcy. By doing this we were able to reduce the outstanding first mortgage from $12 million to $7.5 million including a second mortgage with PNC Bank. That transaction enabled us to bring stability to the partnership and preserve our asset while reducing the indebtedness.

      By making our new agreement with Prudential, we have accomplished the following:

      A.    Eliminated the mortgage problem by paying off all debt.

      B. Eliminated most of the risk involving the Gresham and Smith lease.

      C. Strengthen our position by having a new partner, Prudential, who has deep pockets.

      D. Free up money now being used for debt service from Bellevue Plaza that can be used for distribution to partners.

      E. Spread the risk to three buildings and two cities from one building in one city.

      F. Accomplished the above with no new tax to be paid by the partners of U.S. Realty Income Partners.

                     PART I - FINANCIAL INFORMATION
                                continued

          Results of Operations

              The Partnership holds joint venture interests in two joint ventures, Bellevue Plaza Partners (66 2/3%) and DR/US West End General Partnership (50%). The operational results of the Partnership for the nine months ending September 30, 1995 are summarized below.

                            Bellevue     Partnership          Total

Revenues                  $533,695        $  1,736          $535,431

Operating expenses         124,645          66,561           191,206
Interest                   275,146            -              275,146
Depreciation & amort.      124,392          11,417           135,809

                           524,183          77,978           602,161

Net income (loss)            9,512       (  76,242)        (  66,730)

Partnership share          66 2/3%            50%              100%

Partnership net income
  (loss)                   $  6,341      ($ 76,242)        ($ 69,901)
Partnership Oper. cash
  flow                     $ 94,557      ($ 64,825)        ($ 29,732)


          Operational results for the comparable nine month period ended September 30, 1994 were:

                           Bellevue      Partnership          Total

Revenues                  $525,482        $    200          $525,682
Operating expenses         116,471          66,704           183,175
Interest                   277,854            -              277,854
Depreciation & amort.      129,011           7,821           136,832
                           523,336          74,525           597,861

Net loss                     2,146       (  74,325)        (  72,179)

Partnership share          66 2/3%            50%              100%

Partnership net inc.
(loss) from oper.         $  1,431       ($ 74,325)        ($ 72,894)

Partnership oper-
  ating cash flow         $104,191       ($ 66,504)         $ 37,687




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