Form 10-K
period 1995-12-31
US REALTY INCOME PARTNERS LP
filed 1996-04-30
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  90549

                                FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                   OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             Commission file number        33-17577

                       U.S. Realty Income Partners L.P.
         (Exact name of registrant as specified in its charter)

          Delaware                                        62-1331754
    (State or other jurisdiction of                (I.R.S. Employer
Identification
incorporation or organization)                 Number)

P. O. Box 50507, Nashville, Tennessee                                37205

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone, including area code         (615)  298-5700


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered
  NOT APPLICABLE                     NOT APPLICABLE

       Securities registered pursuant to section 12(g) of the Act:
                                NOT APPLICABLE
                            (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-
K or any amendment to this Form 10-K.  Yes  X    No

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at April 15, 1996. There is no public market for these interests.
















                    U.S. REALTY INCOME PARTNERS L.P.
                      1995 FORM 10-K ANNUAL REPORT
                                  INDEX




                                 PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 2

Item 4.  Submission of Matters to a Vote of Limited Partners. . . . . . 2

                                 PART II

Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Limited Partner Matters. . . . . . . . . 3

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 3

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . 4

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 9

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . 9

                                PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . 10

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . 11

Item 13. Certain Relationships and Related Transactions . . . . . . . . 12

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated November 30, 1987, as supplemented through December 1995 and filed pursuant to Rule 424(b), are hereby incorporated by reference.


                                    PART 1

Item 1.  Business

     U.S. Realty Income Partners L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding and ultimately disposing of existing income producing residential and commercial real estate properties. The Partnership sold $4,858,000 limited partnership interests (the "Units") through November 30, 1989, when it terminated its public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 20,000 Units. The Partnership began admitting limited partners on May 15, 1988.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) long-term capital appreciation;
(iii) distribution of current cash flow, some of which may not be subject to federal income taxes in the early years of the Partnership's operations;
(iv) build-up of equity through reduction of mortgage indebtedness on Partnership properties; (v) a diversified real estate portfolio; and (vi) federal income tax deductions during the initial years of the Partnership's operations which may be used to offset income from the Partnership and possibly other passive sources.

     The Partnership is managed by the general partner of the Partnership Vanderbilt Realty Joint Venture (the "General Partner"). Vanderbilt Realty Associates, Inc., acts as the managing partner of the General Partner. The General Partner has the responsibility for the initial selection, evaluation and negotiation of the investments for the Partnership. In making the Partnership's investments, the General Partner considered various real property and financial factors, including the condition and use of the property, the prospects for long-range liquidity, income-producing capacity, long-term appreciation and income tax considerations. In addition, the General Partner considers the possible effect of shortages of materials, supplies and energy sources. As of December 31, 1992, the Partnership had fully invested the proceeds raised in its offering through the purchase of two properties through joint venture arrangements.

     The Partnership invested in property only if one or more of the following conditions were met: (1) during the period of at least one year preceding the purchase, the property generated (or would have generated if leases currently in existence had been in effect) cash flow in an amount estimated to be consistent with the Partnership's objectives; or (2) for a period of at least two years, the projection of income from the property based on executed leases or other appropriate guarantees indicates the Partnership should obtain from the property cash flow consistent with its investment objectives.

    The Partnership has no employees. The General Partner and its affiliates are permitted to perform services for the Partnership for a competitive fee and have done so.

     The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

     A presentation of information about industry segments is not applicable because the Partnership operates solely in the real estate industry.





Item 2.  Properties.

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners owning as its primary asset an improved shopping center located in Nashville, Tennessee. The joint venture interest was acquired for a purchase price of $1,500,000. Please refer to Supplement No. 2 dated October 26, 1988 for additional information concerning the acquisition of this joint-venture interest which supplement is incorporated herein by reference.

     In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership, a Virginia general partnership (the "DR/US Joint Venture"). The DR/US Joint Venture owned an office building located in Nashville, Tennessee. See Supplement No. 3 dated November 29, 1988 for additional information concerning this property which supplement is incorporated herein by referenced. The Partnership purchased its interest for an initial contribution of $900,000. In order to retain its 50% interest, the Partnership contributed an additional $1,035,000 to the DR/US Joint Venture by August 1989. In 1991, an additional $150,000 was contributed as part of a Chapter 11 reorganization. In 1995, the DR/US Joint Venture contributed its equity position in the office building to Daniels Southeast Venture. See "Liquidity and Capital Resources".


Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 1995.

                                 PART II


Item 5.  Market for the Registrant's Limited Partnership Interests and
Related           Limited Partner Matters.

     At December 31, 1995, the Partnership had admitted Limited Partners holding 4,858 Units.

     The Partnership does not currently intend to list the Units on a national securities exchange, and there is no public market for the Units. If a public market for the Units does not develop, the Partnership may, in the sole discretion of the General Partner, repurchase Units under certain circumstances, as set forth in the Partnership's prospectus. At the request of a limited partner, other than a resident of the State of California, who wishes to sell all or a part of the Limited Partner's Units, the General Partner may assist such Limited Partner in locating a purchaser, within the limit of applicable laws and regulations. Neither the General Partner nor the Partnership is obligated to redeem or repurchase Units.

Item 6.  Selected Financial Data.

                    U.S. Realty Income Partners L.P.
                    (a Delaware limited partnership)

                                            Year Ended December 31,

                                       1995          1994           1993

Selected Income Statement Data:

     Rental Income                   $692,478    $  690,424     $  655,911

     Interest Income                    6,088         1,971          2,148

     Interest Expense                 366,378       370,034        373,339

     Operating Expense                210,251       195,893        199,456

     Net Effect of Change in
       Basis of Accounting for
       Investment in Joint
       Venture                    (       118)  (    25,174)   (    31,787)

     Net Loss                     ($   68,378)  ($   85,202)   ($  163,621)

     Net Loss Per Limited
     Partnership Interest         ($    14.07)  ($    16.66)     ($  32.00)

                    U.S. Realty Income Partners L.P.
                    (a Delaware limited partnership)


                                                Year Ended December 31,

                                        1995          1994           1993


Selected Balance Sheet Data:

     Property and Improvements-Net   $4,196,063    $4,351,493     $4,505,985

     Investments in Joint Venture         1,000         1,000          1,000

     Notes Payable                    3,642,603     3,681,141      3,716,023

     Cash Distributions to Limited
     Partners                                 0             0
0

     Cash Distributions per Limited
     Partnership Interest                     0             0
0

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results          of Operations.

     As of December 31, 1995, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property was 100% leased at the end of 1993 - 1995. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.)

    On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The Partnership has paid debt service on a current basis.






DR/US West End

      In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee.
The Partnership's Joint Venture partner is Daniel West End Limited Partnership, the general partner of which is the Daniel Corporation ("Daniel"). The property was 95% occupied at December 31, 1993, 1994 and
1995.  There are no tenant leases currently under negotiation.   One tenant
occupies 45.9% of the space with payments providing annual lease income of $932,000. The lease runs through October 31, 1998, with three additional three-year options to renew at market rates. This tenant may cancel its lease with six months' notice after 1998 with a termination payment equal to the present value of future rents due using a discount rate of prime plus two percent. Also, the tenant had the option to reduce its total square footage, but extending its lease term. The lease was extended for two more years, through October 31, 1998 at $19.35 per square foot for the first year and at a market rate in the second year.


Liquidity and Capital Resources

      On November 1, 1988, for an initial investment of $900,000, the Partnership acquired a 50% interest in the DR/US West End General Partnership (the "DR/US Joint Venture"), a Tennessee general partnership formed to own and operate a commercial office building in Nashville, Tennessee (the "3310 Office Building"). The 3310 Office Building was 95% leased at December 31, 1995. One tenant occupies 45.9% of the space with payments providing base annual lease income of $932,000. The lease for this tenant runs through November 31, 1998, with two additional three-year options to renew at market rates. This tenant may cancel its lease with six months' notice after 1998 with a termination payment equal to the present value of true rents due using a discount rate of prime plus two percent. Also, the tenant has the option to reduce its total square footage, but extending its lease term. The first mortgage principal debt balance at June 30, 1995 was $[6,673,138] and bore interest at 9%. This debt was scheduled to mature in April, 1997. In addition, the other joint venture partner loaned $673,512 to the DR/US Joint Venture at prime plus 1% which was scheduled to mature March 1, 2028, in order to meet the venture to meet its obligations. Also, there was a $220,696 nonrecourse promissory note paying interest only at 8% which matures February 1, 1997.

      In view of the possible expiration of the lease for the largest tenant of the 3310 Office Building and the maturity of the senior debt on the property, the DR/US Joint Venture began to consider future plans for the 3310 Office Building as well as a sale of the property and discussed possible alternatives with third parties, including the Prudential Life Insurance Company of America ("Prudential").

      Effective August 1995, the DR/US Joint Venture contributed all of its assets to a newly formed limited partnership, the Daniel S.E. Limited Partnership, a Virginia limited partnership (the US/Daniel Venture"). The US/Daniel Venture then contributed its assets to a newly-formed limited liability company known as Prudential/Daniel Office Venture, LLC, (the "PruDan L.L.C"). The members of PruDan LLC are the US/Daniel Venture and Prudential.


      The assets of PruDan LLC consist of: (1) the 3310 Office Building, a 107,000 square foot office building in Nashville, Tennessee; (2) the Somerset Park Business Center, a 108,113 square foot six-story office building located in Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-story office building located in Raleigh, North Carolina (items 2 and 3 are collectively referred to as the "somerset Buildings"). The assets of PruDan LLC reflect indirect capital contributions from the Partnership, Daniel Realty Company ("DRC") and First Daniel Realty Development Corporation (collective, with DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and $31,432,500, respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively. The Partnership's capital contribution consisted of its interest in the assets of the DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital contribution consisted of its interest in the assets of the DR/US Joint Venture (valued at $355,600) and is interest in the Somerset Buildings (valued at $1,775,455). Prudential's capital contribution consisted of payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totalling 1.5% of the transaction.

      In reaching the decision to contribute the Partnership's interest in the DR/US Joint Venture to the PruDan LLC, the General Partners considered a number of factors:


      (1) The 3310 Office Building was subject to a first mortgage loan with a principal debt balance at June 30, 1995 of $6,634,502, bearing interest at 9%, and scheduled to mature in April 1997.

      (2) A single tenant, Gresham & Smith ("G&S"), occupied 45.9% of the space in the 3310 Office Building providing base annual lease income of $932,000 pursuant to a lease scheduled to terminate in October, 1998, less than nineteen months after maturity of the debt on the property.

      (3) Based on its present projections, the DR/US Joint Venture estimated that all of the existing cash flow between now and the year 2000 would be required to pay the debt expense and establish a reserve necessary to find a replacement tenant for G&S or to make necessary tenant improvements. The General Partners estimate that approximately $1,200,000 could be required to make necessary improvements to secure new tenants.

      In making these considerations, the General Partners considered two alternatives to the formation of the PruDan LLC; refinancing and sale of the 3310 Office Building. With the uncertainty surrounding the G&S lease, it was unlikely that another lender would be willing to make a loan. G&S would not commit to extend their lease at this time and even if a new loan could be procured, it is unlikely that there would be sufficient proceeds to pay off the existing debt. The mortgage problem created by the timing of the G&S lease expiration also served to increase the difficulty in a sale of the property. For these reasons, the General Partners believe the PruDan LLC presented the most viable option for the Partnership.

      The General Partners believe the Partnership's investment in the PruDan LLC accomplished the following objectives:

      (1) Eliminated the mortgage problem created by the expiration of the G&S lease by retiring all debt on the 3310 Office Building;

      (2) Reduced the direct risk to the Partnership involving the potential expiration of the G&S lease and the potential loss of cash flow.

      (3) Establishment of a strong working relationship with Prudential, an entity with significant capital resources.

      (4) Diversification of risk from single asset, single location to multiple assets in different locations; and

      (5) Access to cash flow from Bellevue Plaza formerly used for debt service on the 3310 Office Building and now available for distribution to the Partnership's limited partners.

These objectives were accomplished without requiring any additional debt or the need for capital contributions from the Partnership's limited partners. The General Partners are currently considering the possibility of annual distributions to the limited partners from the cash flow from Bellevue Plaza.

     The operational results of the Partnership for the years ended December 31, 1995, 1994 and 1993 are summarized below:

Year Ended December 31, 1995:

                                     BELLEVUE      PARTNERSHIP     TOTAL


Revenues                            $  695,821     $    2,745    $  698,566

Operating Expenses                     143,657         66,594       210,251
Interest                               366,378           -          366,378
Depreciation & Amort.                  176,761         10,427       187,188
                                       686,796         77,021       763,817

Net Operating Loss                 (     9,025)   (    74,276)  (    65,251)


Partnership Share                       66 2/3%           100%

Partnership Net Loss                $    6,017    ($   74,276)  ($  332,549)

Partnership Cash Flow               $   53,750    ($   63,849)   $   48,592












Year Ended December 31, 1994:

                         BELLEVUE         DR/US      PARTNERSHIP     TOTAL


Revenues                $  691,875     $1,840,514    $      520
$2,532,909

Operating Expenses         140,832        734,155        55,061
930,048
Interest                   370,034        694,176          -
1,064,210
Depreciation & Amort.      173,598        510,169        10,428
694,195
                           684,464      1,938,500        65,489
2,688,453

Net Oper. Income (Loss)      7,411    (    97,986)  (    64,969)  (
155,544)
Partnership Share          66 2/3%         50%            100%

Prtrshp Net Inc. (Loss) $    4,941    ($   48,993)  ($   64,969)  ($
109,021)
Partnership Cash Flow   $  101,042    ($    3,780)  ($   54,541)   $
42,721


Year Ended December 31, 1993:

                         BELLEVUE         DR/US      PARTNERSHIP     TOTAL


Revenues                $  657,681     $1,795,659    $      378
$2,453,718

Operating Expenses         152,390        674,008        46,526
872,924
Interest                   373,339        718,567          -
1,091,906
Depreciation & Amort.      169,633        510,659        60,596
740,888
                           695,902      1,903,234       107,122
2,705,718

Net Operating Loss     (    38,221)   (   107,575)  (   106,744)  (
252,000)
Partnership Share          66 2/3%         50%            100%

Partnership Net Loss   ($   25,481)   ($   53,788)  ($  106,744)  ($
186,013)
Partnership Cash Flow       54,612   ($      388)  ($   46,148)   $    8,076



     The Partnership has utilized the proceeds of the offering as set forth under "Estimated Use of Proceeds of the Offering," in the Partnership's Prospectus to acquire, operate and hold for investment existing income producing residential and commercial real estate properties. Since the proceeds of the offering are less than the maximum amount the Partnership was unable to diversify its investments to the extent initially desired.

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 1995, the Partnership had $155,183 in cash and cash equivalents. This represents 3.19% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does expect to make cash distributions in 1995. However, the amount is not known at this time.


Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Statements on Page F-l of Form 10-K for Financial Statements and Financial Statement schedules, where applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.

      The Partnership changed accountants from Hill, Neal, and Allen, P.C. to Dempsey, Wilson & Co., P.C. There were no disagreements regarding accounting and financial disclosures. The prior accountants firm has undergone several personnel changes and the Partnership felt it would be better served by the new accountants.

                                PART III


Item 10.  Directors and Executive Officers of the Partnership.

     The General Partner of the Partnership is Vanderbilt Realty Joint Venture, a Tennessee general partnership. The constituent partners of Vanderbilt Realty Joint Venture are Vanderbilt Realty Associates, Inc., a Tennessee corporation wholly owned by Mr. Robert Bond Miller, and American Financial Planners Group, Inc., a New York corporation. The Partnership is managed by the General Partner through Miller & Associates, Inc., an Affiliate of the General Partner.

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  60
     Donald R. Zoch                                      39
     Lee Rosenberg                                       42


     Robert Bond Miller. Mr. Miller serves as President of Vanderbilt Realty Associates, Inc., and Miller & Associates, Inc. Prior to establishing Miller & Associates, Inc., he served as President of Jacques-Miller, Inc., which he co-founded in 1969. During this tenure, Jacques-Miller, Inc., and its affiliates acquired over 165 properties valued in excess of $600 million and raised a total of $350 million in capital from 15,500 investors.

     From 1965 to 1968, Mr. Miller was in charge of the Nashville office of Blair, Follin, Allen & Walker, where he was responsible for sales and installation of fringe benefit programs, including life, disability and health insurance plans. Previously he was associated with Massachusetts Mutual Life Insurance Co., from 1960 to 1965, during which time he became a Life Member of the Million Dollar Roundtable and earned the Chartered Life Underwriter designation. A founding member of the International Association of Financial Planners (IAFP), he established the organization's Nashville Chapter and served as its first President.

     Mr. Miller received a Bachelor of Science degree in Aeronautics from St. Louis University. Following graduation, he served three years in the U.S. Air Force, receiving his honorable discharge as a first lieutenant.

     Donald R. Zoch. Mr. Zoch is an executive officer of American Financial Planners Group, Inc. Mr. Zoch has lectured extensively in this field and is a Certified Financial Planner, Registered Investment Advisor and is licensed with the National Association of Security Dealers, Inc. ("NASD"). Zoch & Zoch Financial Group, Inc. has been active in the financial planning field since 1975; Mr. Zoch was an Adjunct Professor at the College of Financial Planning in New Jersey and received a Bachelor of Arts degree in Business from Catholic University of America, Washington, D.C.




     Lee Rosenberg. Mr. Rosenberg is an executive officer of American Financial Planners Group, Inc. and has more than 14 years experience in financial planning Mr. Rosenberg has been a partner in ARS Financial Services, Inc., Valley Stream, New York, a firm specializing in personal financing planning for more than five years. He is a Certified Financial Planner, Registered Investment Advisor and is licensed with the NASD, and is currently a member and serves on the Board of Directors of the Long Island Society of the Institute of Certified Financial Planners as well as being a Director of the New York Chapter of National Speakers Association.

     Mr. Rosenberg received a Bachelor of Arts degree in Business from Brooklyn University, Brooklyn, New York.

     There are no family relationships among executive officers and directors.

Miller & Associates, Inc.

     Miller & Associates, Inc. was formed in 1986 by four individuals who were officers of Jacques-Miller, Inc., a Tennessee corporation, which acts as a general partner in real estate limited partnerships. Three of these four individuals are no longer affiliated with Miller & Associates, Inc. Mr. Robert Bond Miller is the sole shareholder of Miller & Associates, Inc.

     Mr. Miller, the president of Miller & Associates, Inc. served as president of Jacques-Miller,Inc., a company he co-founded in 1969. In addition, Mr. Miller served as a general partner of Jacques-Miller Associates, an affiliate of Jacques-Miller, Inc., which entity served as a general partner of various investment partnerships sponsored by Jacques-Miller, Inc.

Item 11.  Executive Compensation.

     The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the General Partner. See pages 11 to 13 of the Prospectus of the Partnership, which pages are incorporated herein by reference, for a discussion of the compensation payable to the General Partner and its Affiliates, as well as Note G to the Financial Statements included herein.

     The General Partner and its Affiliates may not be reimbursed by the Partnership for its overhead costs or expenses, and no overhead costs or expenses of the General Partner or its Affiliates can be allocated to or paid by the Partnership. However, direct costs may be reimbursed, including employee time spent on Partnership matters. The foregoing reimbursements of expenses will be made regardless of whether any distributions of Operating Cash Flow are made to the Limited Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Limited Partners were admitted beginning May 15, 1988 and admissions ceased in November 1989, at which time the Partnership's offering terminated. As of this date, the Partnership is not aware of any person or group who has subscribed for more than 5% of the outstanding Units.



     (b) The officers and directors of the general partners of the General Partner of the Partnership as a group have subscribed for the following
Units:


Amount of Class               Beneficial Ownership       Percent of Class

Units of Limited
Partnership Interest                  None                       0%

     No officer or director of the general partners of the General Partner possesses a right to acquire beneficial ownership of additional Units other than those noted above.

Item 13.  Certain Relationships and Related Transactions.

     The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its Affiliates. All agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner and its Affiliates are not the result of arm's-length negotiations.

     Affiliates of the General Partner have been general partners or managers of other limited partnerships or groups of investors, which have invested in real properties. In addition, the General Partner and its Affiliates have and continue to form and manage or advise additional public and private real estate investment entities. The General Partner and its Affiliates will have conflicts of interest in allocating management time, services and functions between various existing partnerships and any future partnerships which they may organize or serve, as well as other business ventures in which they are involved. Miller & Associates, Inc., which, for a property management fee, may perform property management services for Partnership properties, and may also, in the future, solicit outside property management accounts.

     Many of the officers and directors of the constituent partners of the General Partner are also officers and directors of one or more entities (many of which are affiliated with the General Partner) which engage in the development, brokerage, sale, operation or management of real estate.

     The General Partner and its Affiliates do intend to sponsor privately offered real estate partnerships although it is not anticipated that the investment objectives of such partnerships will be the same as those of the Partnership.

     The General Partner has certain interests in the Operating Cash Flow, Net Sale or Refinancing Proceeds and profits and losses of the Partnership. Because the timing and amount of Operating Cash Flow, Net Sale or Refinancing Proceeds and profits and losses of the Partnership received by, or allocated to, the Limited Partners may be affected by decisions of the General Partner, including the timing of a sale of any of the Partnership properties, the establishment and maintenance of reasonable reserves, the timing of expenditures, the level of mortgage amortization and other matters, the General Partner may have a conflict of interest with respect to such determinations.



     Where conflicts arise from anticipated transactions with Affiliates of the General Partner, the limitations described below have been adopted.

     While the Partnership will make no loans to the General Partner or its Affiliates, the Partnership may borrow money from the General Partner or its Affiliates but only on terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as that changed by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.

     The General Partners and its Affiliates are not prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership, although there are no present arrangements with respect to any such services. However, no rebates or "give-ups" may be received by the General Partner or any of its Affiliates, nor may the General Partner or any such Affiliates participate in any reciprocal business arrangement which would have the effect of circumventing any of the provisions of the Agreement.


     Zoch & Zoch Financial Group, Inc., a broker-dealer affiliated with the General Partner, acted as Selling Agent in the offering but did not receive selling commissions.

                                 PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  (2)  Financial Statements and Schedules

(See index of financial statements filed with this annual report included in Item 8.)

          (3)  Exhibits

               (a)  Restated Limited Partnership Agreement of the
Partnership
                    is hereby incorporated by reference to the Prospectus of
                    the Partnership dated November 30, 1987, as filed with the Securities and Exchange Commission, File No. 33-
17577,
                    as supplemented December 28, 1987, October 26, 1988, and November 29, 1988.

               (b)  Annual Report

     (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report:

               DATE

               None

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. REALTY INCOME PARTNERS L.P.

                                  By:  Vanderbilt Realty Joint Venture
                                       the General Partner

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