Form 10-Q
period 1996-06-30
US REALTY INCOME PARTNERS LP
filed 1996-08-21
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

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

                     YES    X          NO

                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         3

           Compilation Report                                           4

           Balance Sheets at June 30, 1996 & December
           31, 1995                                                     5

           Statements of Partnership Equity for the period
           January 1, 1995 through June 30, 1996                        6

           Statements of Operations for the three months
           and six months ended June 30, 1996 & 1995                    7

           Statements of Cash Flows for the six months ended
           June 30, 1996 & 1995                                         8

           Notes to Financial Statements                           9 - 12


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                           16

Item 2.    Changes in Securities                                       16

Item 3.    Default Upon Senior Securities                              16

Item 4.    Submissions of Matters to a Vote of Security Holders        16

Item 5.    Other Information                                           16

Item 6.    Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                             17







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 1996 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 1996 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report, as reported on Form 10-K.

                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 50507
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of June 30, 1996, and the related statements of operations, partnership equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified PublicAccountants.

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

The financial statements for the year ended December 31, 1995, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated February 6, 1996, but they have not performed any auditing procedures since that date.

July 29, 1996



                                    Certified Public Accountants

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                          Unaudited            Audited
                                           June 30,          December 31,
                                             1996               1995

                  ASSETS

CASH                                      $  159,891        $  155,184

TENANT RECEIVABLES                             3,893             2,752

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,191,578 and $1,113,864                4,118,348         4,196,062

INVESTMENT IN JOINT VENTURE                    1,000             1,000

OTHER ASSETS                                 337,843           332,909

     TOTAL ASSETS                         $4,620,975        $4,687,907


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    3,804        $    2,705

ACCRUED EXPENSES                              49,468            81,867

NOTES PAYABLE                              3,621,847         3,642,603

     TOTAL LIABILITIES                     3,675,119         3,727,175


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   117,329)      (   133,390)

PARTNERSHIP EQUITY                         1,063,185         1,094,122

     TOTAL PARTNERSHIP EQUITY                945,856           960,732


  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,620,975        $4,687,907


                     U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

                 Period from January 1, 1995 to June 30, 1996


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1995        $1,340,752    ($178,252)   $1,162,500

Net loss                         (    64,959)   (   3,419)  (    68,378)

Balance at December 31, 1995       1,275,793    ( 181,671)    1,094,122

Net loss                         (    29,390)   (   1,547)  (    30,937)

Balance at June 30, 1996          $1,246,403    ($183,218)  ($1,063,185)

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

                   For the Three Months and Six Months Ended
                            June 30, 1996 and 1995

                      Unaudited    Unaudited    Unaudited     Unaudited
                      3 Months     3 Months     6 Months      6 Months
                        1996         1995         1996          1995

Revenues
  Rental income        $ 147,470    $ 140,237    $ 329,647    $ 327,804
  CAM reimbursements      24,062       20,325       66,296       42,482
  Miscellaneous               97           68           97          191
  Interest income            357        1,189        1,774        2,680

                         171,986      161,819      397,814      373,157
Expenses
  Interest                91,222       91,718      182,202      183,669
  Professional fees       11,348        1,366       11,348       17,716
  Depreciation            38,857       38,862       77,715       77,714
  Amortization             5,214        5,467       10,428       13,125
  Property taxes          17,012       17,012       34,023       34,023
  Leasing & admin.        16,642       17,849       62,721       30,631
  Management fees          6,300        5,488       14,181       14,416
  Repairs                  6,015        7,250       14,537       16,134
  Insurance                2,352            0        5,535            0

                         194,963      185,012      412,690      387,428
Net Loss Before
Minority Partner's
Share of Loss         (   22,977)  (   23,193)  (   14,876)  (   14,271)

Minority Partner's
Interest in Share
of Loss               (       35)       3,298   (   16,061)  (    8,339)

Loss From Operations  (   23,012)  (   19,895)  (   30,937)  (   22,610)

Provision for Loss in
Investment in JV               0   (    4,181)           0   (    8,893)

Net Loss              ($  23,012)  ($  24,076)  ($  30,937)  ($  31,503)

Net Loss per Unit     ($    4.50)  ($    4.71)  ($    6.05)  ($    6.16)

Weighted Average
Number of Units            4,858        4,858        4,858        4,858
                       U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited        Unaudited
                                              Six Months       Six Months
                                               Ending           Ending
                                            June 30, 1996    June 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           ($ 30,937)     ($ 31,503)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership              16,061          8,339
      Depreciation                               77,715         77,714
      Amortization                               10,428         13,125
      Decrease (increase) in:
        Tenant receivables                    (   1,141)         3,939
        Other assets                          (  15,361)     (     118)
      Increase (decrease) in:
        Accounts payable                          1,099         15,074
        Professional Fees Payable                     0      (  25,871)
        Tenant Deposits                           1,625              0
        Accrued expenses                      (  34,024)     (  34,024)
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   25,465         26,675

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  20,756)     (  18,789)

  NET CASH PROVIDED BY FINANCING ACTIVITIES   (  20,756)     (  18,789)

NET INCREASE (DECREASE) IN CASH/EQUIVALENTS       4,709          7,886

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     155,183        165,281

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 159,892      $ 173,167

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 182,202      $ 183,669








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1996

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1995 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Effective July 28, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC owns six office buildings (including the DR/US property) located in Nashville, Tennessee and Raleigh, North Carolina. Management believes the fair value ofthe partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest has been valued in these financial statements at $1,000, the partnership's carrying value in the DR/US investment.









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1996




C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months           Year Ended
                                Ended June 30,         December 31,
                                     1996                  1995

   Administrative expenses          $ 47,000            $ 36,000


      In 1996, the Partnership paid $29,000, in deferred payments in addition to normal recurring charges.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1995, the partnership had $155,194 in cash and cash equivalents. This represents 3.19% of capital raised. At June 30, 1996, the Partnership had $159,891 in cash and cash equivalents. This represents 3.29% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1995.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner cannot determine whether any cash will be available for distribution until the Bellevue mortgage is refinanced.



Bellevue

        The Bellevue property was 100% leased at December 31, 1995 and June 30, 1996. Lease rents from the tenants amounts to $46,950 per occupancy month. In addition, the tenants pay common area maintenance charges of $8,616 per month for a total of $55,566 per month.

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

In the first quarter of 1996, the first mortgage became due. The lender granted an extension of time based upon the submission of an application for a loan from another lender. Negotiations continue to refinance this indebtedness. The results of our efforts will be communicated on a timely basis.


DR/US WEST END

Effective July 28, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC owns six office buildings (including the DR/US property) located in Nashville, Tennessee and Raleigh, North Carolina. Management believes the fair value ofthe partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest has been valued in these financial statements at $1,000, the partnership's carrying value in the DR/US investment.

                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 1996 are summarized below.

                          Bellevue         Partnership     Total


Revenues                  $397,080          $    734      $397,814

Operating expenses          83,767            58,578       142,345
Interest                   182,202              -          182,202
Depreciation & amort.       82,929             5,214        88,143
                           348,898            63,792       412,690

Net income (loss)           48,182         (  63,058)    (  14,876)

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 32,121         ($ 63,058)    ($ 30,937)
Partnership Oper. cash
  flow                    $ 83,309         ($ 57,844)     $ 25,465



          Operational results for the comparable six month period ended June 30, 1995 were:

                          Bellevue         Partnership      Total

Revenues                  $372,400          $    757      $373,157

Operating expenses          80,786            41,026       121,812
Interest                   182,669              -          182,669
Depreciation & amort.       83,928             7,911        91,839
                           347,383            48,937       396,320

Net income (loss)           25,017         (  48,180)    (  23,163)

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 16,678         ($ 48,180)    ($ 31,502)

Partnership Operating
  cash flow               $ 96,835         ($ 70,157)     $ 26,678

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



August 10, 1996