Form 10-Q
period 1996-09-30
US REALTY INCOME PARTNERS LP
filed 1996-12-05
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996

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

                     YES    X          NO

                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         3

           Compilation Report                                           4

           Balance Sheets at September 30, 1996 & December
           31, 1995                                                     5

           Statements of Partnership Equity for the period
           January 1, 1995 through September 30, 1996                   6

           Statements of Operations for the three months
           and nine months ended September 30, 1996 & 1995              7

           Statements of Cash Flows for the nine months ended
           September 30, 1996 & 1995                                     8

           Notes to Financial Statements                           9 - 12


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                           16

Item 2.    Changes in Securities                                       16

Item 3.    Default Upon Senior Securities                              16

Item 4.    Submissions of Matters to a Vote of Security Holders        16

Item 5.    Other Information                                           16

Item 6.    Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                             17







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 1996 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 1996 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P.(a limited partnership) as of September 30, 1996, and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

October 28, 1996


                                    Osborne & Co., P.C
                                    Certified Public Accountants

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                          Unaudited            Audited
                                         September 30,       December 31,
                                             1996               1995

                  ASSETS

CASH                                      $  243,042        $  155,184

TENANT RECEIVABLES                             1,506             2,752

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,230,437 and $1,113,864                4,079,490         4,196,062

INVESTMENT IN LIMITED PARTNERSHIP        (    19,845)            1,000

OTHER ASSETS                                 291,477           332,909

     TOTAL ASSETS                         $4,595,670        $4,687,907


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    3,874        $    2,705

ACCRUED EXPENSES                              66,482            81,867

NOTES PAYABLE                              3,611,135         3,642,603

     TOTAL LIABILITIES                     3,681,491         3,727,175


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   116,671)      (   133,390)

PARTNERSHIP EQUITY                         1,030,850         1,094,122

     TOTAL PARTNERSHIP EQUITY                914,179           960,732

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,595,670        $4,687,907

                     U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

              Period from January 1, 1995 to September 30, 1996


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1995        $1,340,752    ($178,252)   $1,162,500

Net loss                         (    64,959)   (   3,419)  (    68,378)

Balance at December 31, 1995       1,275,793    ( 181,671)    1,094,122

Net loss                         (    60,108)   (   3,164)  (    63,272)

Balance at September 30, 1996     $1,215,685    ($184,835)  ($1,030,850)

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

                  For the Three Months and Nine Months Ended
                         September 30, 1996 and 1995

                      Unaudited    Unaudited    Unaudited     Unaudited
                      3 Months     3 Months     9 Months      9 Months
                        1996         1995         1996          1995

Revenues
  Rental income        $ 149,350    $ 140,465    $ 478,997    $ 468,268
  CAM reimbursements      22,574       19,910       88,870       62,391
  Miscellaneous              276           63          373          254
  Interest income            959        1,838        2,733        4,518

                         173,159      162,276      570,973      535,431
Expenses
  Interest                90,518       91,477      272,720      275,146
  Professional fees        9,220        6,053       20,568       23,769
  Depreciation            38,857       38,857      116,572      116,571
  Amortization             5,214        6,113       15,642       19,238
  Property taxes          17,012       17,012       51,035       51,035
  Leasing & admin.        28,365       22,563       91,086       53,194
  Management fees          6,446        7,824       20,628       22,239
  Repairs                  9,203       10,019       23,740       26,153
  Insurance                    0        4,700        5,535        4,700

                         204,835      204,618      617,526      592,045
Net Loss Before
Minority Partner's
Share of Loss         (   31,676)  (   42,342)  (   46,553)  (   56,614)

Minority Partner's
Interest in Share
of Loss               (      658)       5,168   (   16,719)  (    3,171)

Loss From Operations  (   32,334)  (   37,174)  (   63,272)  (   59,785)

Provision for Loss in
Investment in JV               0   (    1,224)           0   (   10,116)

Net Loss              ($  32,334)  ($  38,398)  ($  63,272)  ($  69,901)

Net Loss per Unit     ($    6.32)  ($    7.51)  ($   12.37)  ($   13.67)

Weighted Average
Number of Units            4,858        4,858        4,858        4,858
                       U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited        Unaudited
                                             Nine Months      Nine Months
                                                Ending           Ending
                                            Sept. 30, 1996   Sept. 30,. 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           ($ 63,272)     ($ 69,901)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership              16,719          3,171
      Depreciation                              116,572        116,571
      Amortization                               15,642         19,238
      Decrease (increase) in:
        Tenant receivables                        1,246          2,031
        Other assets                             25,792            272
      Increase (decrease) in:
        Accounts payable                          1,169          6,283
        Professional Fees Payable                     0      (  30,921)
        Tenant Deposits                           1,625              0
        Accrued expenses                      (  17,012)     (  17,012)
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   98,481         29,732

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from limited partnership          20,845              0

  NET CASH PROVIDED BY INVESTING ACTIVITIES      20,845              0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  31,468)     (  28,541)

  NET CASH PROVIDED BY FINANCING ACTIVITIES   (  31,468)     (  28,541)

NET INCREASE (DECREASE) IN CASH/EQUIVALENTS      87,858          1,191

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     155,184        165,281

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 243,042      $ 166,472

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 272,720      $ 275,146


                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             September 30, 1996

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

Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC owns six office buildings (including the DR/US property) located in Nashville, Tennessee and Raleigh, North Carolina. Management believes the fair value ofthe partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest has been valued in these financial statements as shown below:

            Basis at January 1, 1996                   $ 1,000
            Less:  Distributions                      ( 20,845)

            Basis at September 30, 1996               ($19,845)




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              September 30, 1996




C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Nine Months           Year Ended
                              Ended September 30,      December 31,
                                     1996                  1995

   Administrative expenses          $ 65,000            $ 36,000


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

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1995, the partnership had $155,194 in cash and cash equivalents. This represents 3.19% of capital raised. At September 30, 1996, the Partnership had $243,042 in cash and cash equivalents. This represents 5.00% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1996.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner cannot determine whether any cash will be available for distribution until the Bellevue mortgage is refinanced.



Bellevue

        The Bellevue property was 100% leased at December 31, 1995 and September 30, 1996. Lease rents from the tenants amounts to $46,950 per occupancy month. In addition, the tenants pay common area maintenance charges of $8,616 per month for a total of $55,566 per month.

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

Mass Mutual's mortgage matured in February of this year. They did not wish to renew because the amount of $3,700,000 is smaller than the loans they are currently making. They have granted various extensions and as of August 1, 1996, again extended for six months.

Your partnership applied for a mortgage with two lenders and have been turned down by both. The first lender did not feel comfortablethat Haverty's Furniture Company's lease had only two more years before their renewal date. They have a large space in the center and the lender felt this was possibly a risk they did not want to take. By January 20, 1997, Haverty's has to tell us their intention of either staying or leaving so that the unknown will become a known by then. If they renew, the term would be for five years beginning October 31, 1997, extending the lease to October 31, 2002.

The second lender, in their inspection, uncovered pollutants in the ground below the dry cleaning tenant. This is caused by chemicals used in cleaning solvents. Law Engineering found traces of Dichlorocthene, Telrechloroethene "Perc" and Trichloroethene. Our next step is to determine the extent of these chemicalsand secondly, whether or not it is possible to remove them. The big question is can the chemical residue be removed and if so, can we have someone tell us the problem has been solved. TVG Environmental has been hired to make additional tests and to determine the extent of the pollution.

Due to all the above, it appears prudent to postpone any decision regarding cash distributions to the partners. If Haverty's does leave, it is important to have cash available for tenant refinish and leasing commissions. Secondly, we have the unknown as to what has to be done regarding the chemical spill and how much money it will take to fix the problem.


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

                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 1996 are summarized below.

                          Bellevue         Partnership     Total

Revenues                  $569,639          $  1,334      $570,973

Operating expenses         126,319            87,590       213,909
Interest                   272,720              -          272,720
Depreciation & amort.      124,393             7,821       132,214
                           523,432            95,411       618,843

Net income (loss)           46,207         (  94,077)    (  47,870)

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 30,805         ($ 94,077)    ($ 63,272)
Partnership Oper. cash
  flow                    $190,070         ($ 91,589)     $ 98,481

          Operational results for the comparable nine month period ended September 30, 1995 were:
                          Bellevue         Partnership      Total

Revenues                  $533,695          $  1,736      $535,431

Operating expenses         124,645            66,561       191,206
Interest                   275,146              -          275,146
Depreciation & amort.      124,392            11,417       135,809
                           524,183            77,978       602,161

Net income (loss)            9,512         (  76,242)    (  66,730)

Partnership share           66 2/3%               50%         100%

Partnership net income
  (loss)                  $  6,341         ($ 76,242)    ($ 69,901)

Partnership Operating
  cash flow               $ 94,557         ($ 64,825)     $ 29,732

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



November 10, 1996