Form 10-K
period 1996-12-31
US REALTY INCOME PARTNERS LP
filed 1997-04-28
CIK 822819

January 2, 1996



Members of the Partnership
U.S. Realty Income Partners, L.P.
Nashville, Tennessee

We are pleased to confirm our understanding of the services we are to provide for U.S. Realty Income Partners, L.P. for the year ended December 31, 1995.

We will audit the balance sheet of U.S. Realty Income Partners, L.P., and the related statements of income, retained earnings, and cash flows for the year then ended.

Our audit will be conducted in accordance with generally accepted auditing standards and will include tests of your accounting records and other procedures we consider necessary to enable us to express an unqualified opinion that your financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles. If our opinion is other than unqualified, we will fully discuss the reasons with you in advance. If, for any reason, we are unable to complete the audit, we will not issue a report as a result of this engagement.

Our procedures will include tests of documentary evidence supporting the transactions recorded in the accounts, tests of the physical existence of inventories, and direct confirmation of receivables and certain other assets and liabilities by correspondence with selected customers, creditors, and banks. We will request written representations from your attorneys as part of the engagement, and they may bill you for responding to this inquiry. At the conclusion of our audit, we will also request certain written representations from you about the financial statements and related matters.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; therefore, our audit will involve judgment about the number of transactions to be examined and the areas to be tested. Also, we will plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. However, because of the concept of reasonable assurance and because we will not perform a detailed examination of all transactions, there is a risk that material errors, irregularities, or illegal acts, including fraud or defalcations, may exist and not be detected by us. We will inform you, however, of any matters of that nature that come to our attention unless they are clearly inconsequential. Our responsibility as auditors is limited to the period covered by our audit and does not extend to any later periods for which we are not engaged as auditors.

We understand that you will provide us with the basic information required for our audit and that you are responsible for the accuracy and completeness of that information. We will advise you about appropriate accounting principles and their application and will assist in the preparation of your financial statements, but the responsibility for the financial statements remains with you. This responsibility includes the maintenance of adequate records and related internal control structure, the selection and application of accounting principles, and the safeguarding of assets.

We understand that your employees will type all cash, accounts receivable, accounts payable, and other confirmations we request and will locate any documents selected by us for testing.

Our audit is not specifically designed and cannot be relied on to disclose reportable conditions, that is, significant deficiencies in the design or operation of the internal control structure. However, during the audit, if we become aware of such reportable conditions or ways that we believe management practices can be improved, we will communicate them to you in a separate letter.

We expect to begin our audit on approximately February 5, 1996 and to issue our report no later than March 31, 1996.

Our fees for these services will be $6,500 for the audit. The fee is based on anticipated cooperation from your personnel and the assumption that unexpected circumstances will not be encountered during the audit. If significant additional time is necessary, we will discuss it with you and arrive at a new fee estimate before we incur the additional costs. Our invoices for these fees will be rendered each month as work progresses and are payable on presentation.

We appreciate the opportunity to be of service to you and believe this letter accurately summarizes the significant terms of our engagement. If you have any questions, please let us know. If you agree with the terms of our engagement as described in this letter, please sign the enclosed copy and return it to us.

Very truly yours,



Dempsey, Wilson & Co., P.C.

RESPONSE:

This letter correctly sets forth the understanding of U.S. Realty
Income Partners, L.P.

Officer signature:
Title:
Date:

                U.S. Realty Income Partners, L.P.
                     (A Limited Partnership)

               FINANCIAL STATEMENTS AND SCHEDULES

                December 31, 1996, 1995 and 1994

           (With Independent Auditors' Report Thereon)

                U.S. Realty Income Partners, L.P.
                     (A Limited Partnership)


                        Table of Contents


                                                            Page
                                                           Number


Independent Auditors' Report                                 1

Financial Statements:

   Balance Sheets                                            2

   Statements of Operations                                  3

   Statements of Partnership Equity                          4

   Statements of Cash Flows                                  5

   Notes to Financial Statements                            6-14


Independent Auditors' Report on Accompanying Schedules       15

Schedules:

   Schedule V - Property and Improvements                    16

   Schedule VI - Accumulated Depreciation of
      Property and Improvements                              17

                  Independent Auditors' Report





Members of the Partnership
U.S. Realty Income Partners, L.P.
Nashville, Tennessee


We have audited the balance sheets of U.S. Realty Income Partners, L.P. (a limited partnership) (the Partnership) as of December 31, 1996 and 1995 and the related statements of operations, partnership equity, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of U.S. Realty Income Partners, L.P. for the year ended December 31, 1994 was audited by other auditors whose report dated March 15, 1995 expressed an unqualified report thereon.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Realty Income Partners, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






January 21, 1997
Murfreesboro, Tennessee

               U. S. Realty Income Partners, L.P.
                     (A Limited Partnership)

                         BALANCE SHEETS

                   December 31, 1996 and 1995



                             Assets

                                            1996         1995

Cash                                     $  291,829   $  155,183

Tenant receivables                            6,035        2,752

Property, plant and equipment, net of
   accumulated depreciation of $1,269,294
   in 1996 and $1,113,864 in 1995         4,040,633    4,196,063

Investment in joint venture                   1,000        1,000

Other assets                                266,984      332,909

      Total assets                       $4,606,481   $4,687,907

               Liabilities and Partnership Equity

Notes payable                            $3,600,032   $3,642,603

Accounts payable                              2,548        2,705

Accrued expenses                             83,492       81,867

      Total liabilities                   3,686,072    3,727,175

Commitments and contingent liabilities

Minority partners' interest in joint
   venture                                 (121,073)    (133,390)

Partnership equity                        1,041,482    1,094,122

      Net partnership equity                920,409      960,732

                                         $4,606,481   $4,687,907




See accompanying notes to financial statements.

           U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS

           For the Years Ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Revenues:
   Rental income                  $629,035   $609,362    $ 594,525
   Common area maintenance         114,654     83,116       95,899
   Interest                          3,212      6,088        1,971
      Total revenues               746,901    698,566      692,395

Expenses:
   Interest                        362,845    366,378      370,034
   Legal and professional           24,510     28,269       20,798
   Depreciation                    155,430    155,430      155,427
   Amortization                     30,925     31,758       28,599
   Property taxes                   68,047     68,047       68,047
   Leasing and administrative       75,068     47,025       44,993
   Management fees                  27,121     26,305       25,900
   Repairs and maintenance          23,583     23,134       20,711
   Refinancing costs                28,543       -            -
   Utilities                         8,814     10,419        9,104
   Insurance                         3,183      7,052        6,340
      Total expenses               808,069    763,817      749,953

Net loss before minority
   interest and loss from joint
   venture                         (61,168)   (65,251)     (57,558)

Minority partner's interest in
   operating loss (profit)         (12,317)    (3,009)      (2,470)

Loss from operations               (73,485)   (68,260)     (60,028)

Income (loss) from joint venture    20,845       (118)     (25,174)

Net loss                          $(52,640)  $(68,378)   $ (85,202)

Net loss per unit                 $ (10.29)  $ (13.37)   $  (16.66)

Weighted average number of units     4,858      4,858        4,858






See accompanying notes to financial statements.

    U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                     STATEMENTS OF PARTNERSHIP EQUITY

               Years Ended December 31, 1996, 1995 and 1994



                                        Limited    General
                                       Partners    Partners       Total

Distributive share of net earnings           95%          5%          100%

Balance at December 31, 1993         $1,421,694   $(173,992)   $1,247,702

Net loss of 1994                        (80,942)     (4,260)      (85,202)

Balance at December 31, 1994          1,340,752    (178,252)    1,162,500

Net loss of 1995                        (64,959)     (3,419)      (68,378)

Balance at December 31, 1995          1,275,793    (181,671)    1,094,122

Net loss of 1996                        (50,008)     (2,632)      (52,640)

Balance at December 31, 1996         $1,225,785   $(184,303)   $1,041,482
























See accompanying notes to financial statements.

      U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS

               Years Ended December 31, 1996, 1995 and 1994

                                    1996        1995        1994

Cash Flows from Operating Activities

Net loss from operations          $(73,485)  $(68,260)   $ (60,028)
Adjustments to reconcile net
   income to cash provided by
   operating activities:
      Minority partner's
         interest in net profit
         (loss) of consolidated
         partnership                12,317      3,009        2,470
      Depreciation                 155,430    155,430      155,427
      Amortization                  30,925     31,758       28,599
   (Increase) decrease in:
      Tenant receivable             (3,283)     3,127        2,250
      Other assets                  35,000    (65,080)     (11,145)
   Increase (decrease) in:
      Accounts payable                (157)     1,145        1,335
      Accrued expenses               1,625    (32,572)     (11,416)
Net cash provided by operating
   activities                      158,372     28,557      107,492

Cash Flows from Investing Activities

Purchases of property and
   improvements                       -          -            (935)
Distribution from (investment in)
   joint venture                    20,845       (118)     (25,174)
Net cash used in investing
   activities                       20,845       (118)     (26,109)

Cash Flows from Financing Activities

Repayments on mortgage note        (42,571)   (38,538)     (34,882)
Net cash used in financing
  activities                       (42,571)   (38,538)     (34,882)
Net (decrease) increase in
   cash and cash equivalents       136,646    (10,099)      46,501
Cash and cash equivalents
   at beginning of year            155,183    165,282      118,781

Cash and cash equivalents
   at end of year                 $291,829   $155,183     $165,282

See accompanying notes to financial statements.

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

           For the Years Ended December 31, 1996, 1995 and 1994


1.   Summary of Significant Accounting Policies

     Organization

     U.S. Realty Income Partners, L.P. (the Partnership) was formed as a limited partnership under the laws of the state of Delaware on September 23, 1987. The Partnership was formed to acquire, operate, hold for investment and dispose of residential and commercial property. The general partner is Vanderbilt Realty Joint Venture, a Tennessee partnership. Limited partners were admitted beginning on May 15, 1988. The partnership controls certain shopping center property, located in Nashville, Tennessee, through its 66-2/3% interest in Bellevue Plaza Partners, a Tennessee joint venture. This joint venture's assets, liabilities and operations are included in these financial statements and represent the partnership's primary business. Minority interests represent the 33-1/3% interest held in such joint venture by an unaffiliated party.

     The Partnership files its tax return and prepares its financial statements under the accrual method of accounting.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Partnership considers cash on hand, demand deposits with financial institutions, and highly liquid financial instruments with a maturity of three months or less to be cash and cash equivalents.

     Property and Improvements

     Property and improvements are recorded at the acquisition cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using straight-line and accelerated methods.

     Investment in Joint Venture

     Investment in joint venture currently represents the partnership's indirect 4.17% interest in Prudential/Daniel Office Venture, LLC, which is stated at cost (note 3).

     Earnings per Unit

     Earnings per unit are based on the weighted average of limited partner units outstanding.

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994



1.   Summary of Significant Accounting Policies, (Continued)

     Income Taxes

     The financial statements include only the assets and liabilities and results of operations which relate to the business of the Partnership. No provisions have been made for federal and state income taxes as such taxes are the personal responsibility of the partners.

     Partnership Allocations

     Partnership allocations are made in accordance with the limited partnership agreement. Cash distributions, net earnings or loss and taxable income or loss are generally allocated 95% to the limited partners and 5% to the general partner. Liquidation proceeds are generally allocated 85% to the limited partners and 15% to general partners, after replenishment of negative capital accounts and return of limited partners' capital and preferred returns.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   Property and Improvements

     Property and improvements located at Bellevue Plaza consist of the following:

                                           1996          1995

          Buildings and improvements    $4,895,626    $4,895,626
          Less accumulated depreciation (1,269,294)   (1,113,864)
                                         3,626,332     3,781,762

          Land                             414,301       414,301

                                        $4,040,633    $4,196,063

     During the years ended December 31, 1996, 1995 and 1994, the
     Partnership recognized depreciation of $155,430, $155,430, and $155,427, respectively.

    U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994



3.   Investment in Joint Venture

     The Partnership held a 50% interest in DR/US West End General Partnership, a general partnership joint venture formed to own and operate a commercial office building in Nashville, Tennessee.

          Investment in joint venture at December 31, 1993          $  1,000
          Additional equity contributions                             25,174
          Provision for loss in investment                           (25,174)
          Investment in joint venture at December 31, 1994             1,000
          Additional equity contributions                             10,118
          Provision for loss in investment                           (10,118)

          Investment in joint venture at July 28, 1995              $  1,000

          Financial Statements of Joint Venture:

          Assets                                                 (Unaudited)
                                                                  July 28,
                                                                    1995

          Cash                                                   $      (341)
          Restricted cash                                            162,706
          Accounts receivable                                          2,335
          Property and improvements, net                          10,304,413
          Deferred fees                                               96,838

                                                                   $10,565,951

          Liabilities and Partnership Equity

          Accrued interest                                       $    60,146
          Mortgages and notes payable                              7,478,710
                                                                   7,538,856
          Partnership equity                                       3,027,095

                                                                 $10,565,951

          Property and improvements consist of:

                                                                    1995

          Building                                               $10,661,345
          Personal property                                          371,065
          Tenant finishes                                            908,443
                                                                  11,940,853
          Less accumulated depreciation                           (2,851,633)
                                                                   9,089,220
          Land                                                     1,215,193

                                                                 $10,304,413

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994



3.   Investment in Joint Venture, (Continued)

     Financial Statements of Joint Venture, Continued:

                                                  (Unaudited)
                                                  (Seven Months)
                                                        1995          1994

          Revenues:
             Rental income                     $1,109,049    $1,806,826
             Miscellaneous income                  19,996        25,672
               Loss on disposition
                of property                        (6,212)       (8,172)
             Interest income                       10,619         8,016
                                                1,133,452     1,832,342

          Expenses:
             Interest                             408,573       694,176
             Depreciation and
                amortization                      285,598       510,168
             Utilities                            130,951       219,945
             Property taxes                       100,401       173,291
             Repairs and maintenance               73,332        73,443
             Personnel and
                administrative                     88,960        84,234
             Janitorial                            48,628        79,638
             Management fees                       44,858        74,314
             Insurance                              5,707        18,407
             Advertising and
                promotion                           1,125         2,711
                                                1,188,133     1,903,327

          Net loss                             $  (54,681)   $  (97,985)

          Cash flows provided by
             operating activities                 148,286       391,756

          Cash flows used in
             investing activities                 (39,659)     (165,002)

          Cash flows used in
             financing activities                (156,610)     (230,534)

          Net (decrease) in
             cash and cash
             equivalents                          (47,983)       (3,780)

          Cash at beginning of year                47,642        51,422

          Cash at end of year                  $     (341)   $   47,642

   U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994


3.   Investment in Joint Venture, (Continued)

     Financial Statements of Joint Venture, Continued:

          Mortgages payable consist of:

                                                             (Unaudited)
                                                               July 28,
                                                                 1995

          Mortgage - 9% monthly principal and
             interest of $62,981, matures
             April 1, 1997                               $6,634,502

          Nonrecourse promissory note - 8%
             monthly principal payments of
             $10,000 and interest, matures
             February 1, 1997                               170,696

          Joint venture partner - prime + 1%
             interest only, matures March 1, 2028           673,512

                                                           $7,478,710

     Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S.E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC, which is controlled by Prudential Life Insurance Company of America, owns six office buildings (including the DR/US property) located in Nashville, Tennessee and Raleigh, North Carolina. Management believes the fair value of the partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest has been valued in these financial statements at $1,000, the partnership's carrying value in the DR/US investment.

     The partnership's income (loss) from its joint venture investments is determined as follows:
                                              1996      1995       1994

     Distributions from Prudential/Daniel
        Office Venture, LLC                 $20,845  $ 10,000   $   -
     Provisions for loss on invetment in
        DR/US West End General Partnership     -      (10,118)   (25,174)

                                            $20,845  $   (118)  $(25,174)

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994


4.   Related Party Transactions

     Administration expenses (fees and other costs and expenses) paid to the general partner or its affiliates amounted to $65,000 in 1996, $36,000 in 1995 and $36,000 in 1994.

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.

5.   Note Payable

     The Partnership has a note payable to a financial institution amounting to $3,600,032 and $3,642,603 as of December 31, 1996 and 1995. The note bears an interest rate of 10% per annum with monthly installments of principal and interest of $33,743 payable until February 1, 1997, when the remaining balance will be due. The note is collateralized by a deed of trust on the Bellevue Plaza property.

     Subsequent to year-end, the maturity date on the note payable was extended until August 1, 1997.

6.   Reconciliation of Financial Statements and Tax Returns

                                         1996         1995        1994
        Net loss, per financial
           statements               $ (52,640)  $  (68,378)  $ (85,202)

        Items treated differently
           on the tax return:
           Pass - through income
           (expenses) from
           investment in
           joint-venture:
           Net operating loss          (4,003)     (16,080)    (48,993)
           Write-down in value of
              investment                 -             118      25,174
           Amortization                (14,149)    (14,151)    (23,131)
           Other-accrued
              administrative expenses     -           -        (29,000)

                                      $(70,792)  $ (98,491)  $(161,152)

     The Partnership's federal income tax return is subject to audit and possible adjustment by the Internal Revenue Service.

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994


7.   Other Assets

     Other assets consist of:

        Acquisition fees                          $ 328,447    $ 328,447
        Mortgage financing costs                    101,089      146,339
        Deferred commissions                         41,968       37,478
                                                    471,504      512,264
        Less accumulated amortization              (206,170)    (181,005)
                                                    265,334      331,259
        Accounts receivable from affiliate            1,650        1,650

                                                  $ 266,984    $ 332,909

     Acquisition fees are amortized over the life of the acquired property, which is 31.5 years. Loan costs are amortized over the life of the loan, which is 7 years. Deferred commissions are amortized over the terms of the related leases.

8.   Leases of Lessor

     Bellevue Plaza leases property to others under noncancellable operating leases requiring fixed monthly payments over various terms. At December 31, 1996, future minimum lease receipts were as follows:

          Year Ending December 31:

                  1997                            $  526,818
                  1998                               328,702
                  1999                               185,251
                  2000                                92,205
                  2001                                38,032

                                                  $1,171,008

9.   Supplemental Cash Flow Information

     Interest paid totaled $362,845 in 1996, $366,378 in 1995 and $370,034 in 1994.

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994


10.  Financial Instruments

     The estimated fair values of the partnership's financial instruments, as of December 31, 1996 and 1995, were as follows (in thousands):


                                          1996                1995
                                   Carrying      Fair  Carrying      Fair
                                   Amount       Value  Amount       Value

     Financial assets:
        Cash and cash equivalents  $292       $  292   $155       $  155
        Receivables                   6            6      4            4
        Investment in joint
           venture                    1        1,361      1        1,361

                                   $299       $1,659   $160       $1,520

     Financial liabilities:
        Notes payable              $3,600     $3,600   $3,643     $3,643
        Accounts payable                3          3        3          3
        Deposits                       15         15       14         14

                                   $3,618     $3,618   $3,660     $3,660

     Methods and assumptions used in estimating fair values are summarized as follows:

     Cash and cash equivalents - Carrying amounts represent a reasonable estimate of fair values.

     Trade accounts receivable and payable, accrued expenses and deposits - Carrying values of these accounts approximate fair value due to their short maturities.

     Investment in joint venture - Management's estimate of fair value, as of December 31, 1996, is based on unaudited estimated values of the underlying real estate (note 3).

     U.S. Realty Income Partners, L.P.
                          (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS (Continued)

           For the Years Ended December 31, 1996, 1995 and 1994




11.  Environmental Contingency

     The shopping center property the partnership controls (described in note 1) has environmental problems due to a current tenant.
     Management has no estimate for the cost of this cleanup, however, management believes that the current tenant is responsible for bearing the cost of the cleanup.

                  INDEPENDENT AUDITORS' REPORT
                    ON ACCOMPANYING SCHEDULES





Members of the Partnership
U.S. Realty Income Partners, L.P.


Our audit was conducted for the purpose of forming an opinion on the basic financial statements of taken as a whole. Schedule V - Property and Improvements and Schedule VI - Accumulated Depreciation of Property and Improvements are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






January 21, 1997
Murfreesboro, Tennessee

                       U.S. Realty Income Partners, L.P.
                            (A Limited Partnership)

                    SCHEDULE V - PROPERTY AND IMPROVEMENTS






                 Balance at                              Balance,
                 Beginning    Additions                  at end
Classification   of Period     At Cost    Retirements   of Period


    1991         $5,289,022   $12,000     $    -        $5,301,022

    1992          5,301,022     5,570          -         5,306,592

    1993          5,306,592     2,400          -         5,308,992

    1994          5,308,992       935          -         5,309,927

    1995          5,309,927      -             -         5,309,927

    1996          5,309,927      -             -         5,309,927

   U.S. Realty Income Partners, L.P.
                            (A Limited Partnership)

      SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY AND IMPROVEMENTS





                              Additions
                 Balance at   Charged to                  Balance,
                 Beginning    Costs and                   at end
Classification   of Period     Expenses    Retirements   of Period


    1991         $  337,412   $154,947     $    -        $  492,359

    1992            492,359    155,308          -           647,667

    1993            647,667    155,340          -           803,007

    1994            803,007    155,427          -           958,434

    1995            958,434    155,430          -         1,113,864

    1996          1,113,864    155,430          -         1,269,294



Depreciation is provided for by the required tax method of depreciating commercial real estate; i.e. MACRS. The Partnership believes this provides for a depreciation provision similar to standard book depreciation methods.

                U.S. Realty Income Partners, L.P.
                         P. O. Box 50507
                    Nashville, TN 37205-0507



January 21, 1997



Dempsey, Wilson & Co., P.C.
630 South Church Street
Murfreesboro, TN 37130

In connection with your audit of the financial statements of U.S. Realty Income Partners, L.P. as of December 31, 1996, and for the year then ended for the purpose of expressing an opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of U.S. Realty Income Partners, L.P. in conformity with generally accepted accounting principles. We confirm, to the best of our knowledge and belief, the following representations made to you during your audit.

1. We are responsible for the fair presentation in the financial statements of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.

2.   We have made available to you all -

     a.   Financial records and related data.

     b. Minutes of the meetings of partners, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared.

3.   There have been no -

     a. Irregularities involving management or employees who have significant roles in the internal control structure.

     b. Irregularities involving other employees that could have a material effect on the financial statements.

     c. Communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices that could have a material effect on the financial statements.



4. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

5. The following have been properly recorded or disclosed in the financial statements:

     a. Related party transactions and related accounts receivable or payable, including sales, purchases, loans, transfers, leasing arrangements, and guarantees.

     b. Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements.

     c.   Agreements to repurchase assets previously sold.

6.   There are no -

     a. Violations or possible violations of laws or regulations whose effect should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.

     b. Other material liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting
          Standards No. 5.

7. We are not aware of any pending or threatened litigation, claims, or assessments or unasserted claims or assessments that are required to be accrued or disclosed in the financial statements in accordance with Statement of Financial Accounting Standards No. 5, and we have not consulted a lawyer concerning litigation, claims, or assessments.

8. There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.

9. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged except as made known to you and disclosed in the notes to the financial statements.

10. We have complied with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.





11. We have identified all accounting estimates that could be material to the financial statements, including the key factors and significant assumptions underlying those estimates, and we believe the estimates are reasonable in the circumstances.

12. There are no such estimates that may be subject to material change in the near term that have not been properly disclosed in the financial statements. We understand that near term means the period within one year of the date of the financial statements.

13. No events have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in, the financial statements.


Signature:

Title:

                U.S. Realty Income Partners, L.P.
            Partners in Bellevue Plaza Partners, L.P.
                      224 White Bridge Road
                       Nashville, TN 37209




February 3, 1997



Stokes & Bartholomew
Ms. Darlene Marsh
424 Church St., Suite 2800
Nashville, TN 37219


Our auditors, Dempsey, Wilson & Co., P.C., 630 South Church Street, Murfreesboro, TN 37130, are conducting an audit of our financial statements. Please furnish to them the information requested below involving matters as to which you have been engaged and to which you have devoted substantive attention on behalf of the Partnership in the form of legal consultation or representation.

Pending or Threatened Litigation, Claims, and Assessments
(excluding unasserted claims and assessments)

Please prepare a description of all litigation, claims, and assessments (excluding unasserted claims and assessments). The description of each case should include:

a.   the nature of the litigation,

b.   the progress of the case to date,

c. how management is responding or intends to respond to the litigation, e.g., to contest the case vigorously or to seek an out-of-court settlement, and

d. an evaluation of the likelihood of an unfavorable outcome and an estimate, if one can be made, of the amount or range of potential loss.

Also, please identify any pending or threatened litigation, claims, and assessments with respect to which you have been engaged but as to which you have not yet devoted substantive attention.







Unasserted Claims and Assessments

We have represented to our auditors that there are no unasserted possible claims or assessments that you have advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5 (excerpts of which can be found in the ABA's Auditor's Letter Handbook).

We understand that whenever, in the course of performing legal services for us with respect to a matter recognized to involve an unasserted possible claim or assessment that may call for financial statement disclosure, if you have formed a professional conclusion that we should disclose or consider disclosure concerning such possible claim or assessment, as a matter of professional responsibility to us, you will so advise us and will consult with us concerning the question of such disclosure and the applicable requirements of Statement of Financial Accounting Standards No. 5. Please specifically confirm to our auditors that our understanding is correct.

Response

Your response should include matters that existed as of December
31, 1996, and during the period from that date to the effective date of your response. Please specify the effective date of your response if it is other than the date of reply.

Please specifically identify the nature of, and reasons for, any limitations on your response.

Other Matters

Please also indicate the amount we were indebted to you for services and expenses (billed or unbilled) on December 31, 1996.

Very truly yours,



Miles W. Warfield

Bellevue Plaza Partners, Ltd.
Owned 66-2/3% by
U.S. Realty Income Partners, Ltd.

February 4, 1997



Brookside Properties
Attn:  Becky Trainer
224 White Bridge Road
Nashville, TN 37209

Becky:

I have enclosed the letter to the attorneys that I spoke with you about. Please have Miles sign a copy and return to me in the envelope provided. I spoke with Chip Christianson about sending this letter and he said that it was fine to mail to the attorneys. Thank you for your help.

If there are any questions, please call.



                                 Tim Montgomery