Form 10-Q
period 1997-03-31
US REALTY INCOME PARTNERS LP
filed 1997-05-27
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997

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

                                  (615) 665-5959

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

                     YES    X          NO


                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         3

           Compilation Report                                           4

           Balance Sheets at March 31, 1997 and December
           31, 1996                                                     5

           Statements of Partnership Equity for the period
           January 1, 1996 through March 31, 1997                       6

           Statements of Operations for the three months
           ended March 31, 1997 and 1996                                7

           Statements of Cash Flows for the three months ended
           March 31, 1997 and 1996                                      8

           Notes to Financial Statements                           9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11 - 13

PART II    Other Information

Item 1.    Legal Proceedings                                           14

Item 2.    Changes in Securities                                       14

Item 3.    Default Upon Senior Securities                              14

Item 4.    Submissions of Matters to a Vote of Security Holders        14

Item 5.    Other Information                                           14

Item 6.    Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                             15







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 1997 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 1997 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report, as reported on Form 10-K.

                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 50507
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of March 31, 1997, and the related statements of operations, partnership equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 1996, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 21, 1997, but they have not performed any auditing procedures since that date.

May 9, 1997



                                    Osborne & Co., P.C
                                    Certified Public Accountants

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                          Unaudited            Audited
                                           March 31,         December 31,
                                             1997               1996

                  ASSETS

CASH                                      $  359,234        $  291,829

TENANT RECEIVABLES                             2,434             6,035

PREPAID ADMINISTRATIVE FEES                    9,000                 0

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,308,139 and $1,269,294                4,001,788         4,040,633

INVESTMENT IN LIMITED PARTNERSHIP              1,000             1,000

OTHER ASSETS                                 261,378           266,984

     TOTAL ASSETS                         $4,634,834        $4,606,481


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $   33,972        $    2,548

ACCRUED EXPENSES                              32,457            83,492

NOTES PAYABLE                              3,588,713         3,600,032

     TOTAL LIABILITIES                     3,655,142         3,686,072


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   106,796)      (   121,073)

PARTNERSHIP EQUITY                         1,086,488         1,041,482

     TOTAL PARTNERSHIP EQUITY                979,692           920,409

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,634,834        $4,606,481

            U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

                Period from January 1, 1996 to March 31, 1997


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1996        $1,275,793    ($181,671)   $1,094,122

Net loss                         (    50,008)   (   2,632)  (    52,640)

Balance at December 31, 1996       1,225,785    ( 184,303)    1,041,482

Net income                            42,756        2,250        45,006

Balance at March 31, 1997         $1,268,541    ($182,053)   $1,086,488

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

              For the Three Months Ended March 31, 1997 and 1996

                            Unaudited    Unaudited
                            3 Months     3 Months
                              1997         1996
Revenues
  Rental income             $ 192,194    $ 182,177
  CAM reimbursements           27,223       42,234
  Interest income                 840        1,416

                              220,257      225,827
Expenses
  Interest                     89,910       90,980
  Loan costs                    1,500            0
  Professional fees             3,026            0
  Depreciation                 38,845       38,857
  Amortization                  3,440        5,214
  Property taxes               17,012       17,012
  Leasing & admin.             14,150       46,079
  Management fees               8,341        7,882
  Repairs                      10,435        8,522
  Insurance                     5,023        3,183

                              191,682      217,729
Net Income Before
  Minority Partner's
    Share of Income            28,574        8,098

Minority Partner's
  Interest in
    Operating Profit       (   14,277)  (   16,026)

Income (Loss) from
  Operations                   14,297   (    7,928)

Income from Investment
  in Joint Venture             30,709            0

Net Income (Loss)           $  45,006   ($   7,928)

Net Income (Loss) per
  Unit                      $    8.80   ($    1.55)

Weighted Average
  Number of Units               4,858        4,858
                       U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited        Unaudited
                                             Three Months     Three Months
                                                Ending           Ending
                                            March 31, 1997   March 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 45,006      ($  7,928)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership              14,277         16,026
      Depreciation                               38,845         38,857
      Amortization                                3,440          5,214
      (Increase) decrease in:
        Tenant receivables                        3,601      (   9,167)
        Prepaid administrative fees           (   9,000)             0
        Other assets                              2,166         32,445
      Increase (decrease) in:
        Accounts payable                         31,424            329
        Accrued expenses                      (  51,035)     (  51,035)
        Tenant Deposits                       (       0)     (     300)
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   87,724         24,441

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  11,319)     (  10,249)

  NET CASH USED IN FINANCING ACTIVITIES       (  11,319)     (  10,249)

NET INCREASE IN CASH/EQUIVALTNES                 76,405         14,192

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     291,829        155,183

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 368,234      $ 169,375

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $  89,910      $  90,980







                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                               March 31, 1997

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1996 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC owns six office buildings (including the DR/US property) located in Nashville, Tennessee and Raleigh, North Carolina. Management believes the fair valueofthe partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties.










                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              March 31, 1997




C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                 Three Months          Year Ended
                                Ended March 31,        December 31,
                                     1997                  1996

   Administrative expenses          $ 18,000            $ 65,000


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

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1996, the partnership had $291,829 in cash and cash equivalents. This represents 6.01% of capital raised. At March 31, 1997, the Partnership had $359,231 in cash and cash equivalents. This represents 7.39% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1997.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner cannot determine whether any cash will be available for distribution until the Bellevue mortgage is refinanced.



Bellevue


      In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property was 100% leased at the end of 1993 - 1996.Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

   On February 1, 1989, the joint venture obtained a $3,800,000 firstmortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity date of August 1997. The Partnership is currently negotiating refinancing this loan.The Partnership has paid debt service on a current basis.

      The pollution problem is moving slowly. The State of Tennessee plans to promulgate rules and regulations pertaining to state-wide pollution problems in the next three months. Hopefully, we would then know what it takes to resolve the problem. As part of the overall solution, a "super fund" of money would be made available for participants such as Ted's Cleaners to pay for the cleanup of the pollutants. In the meantime, Ted's has accepted responsibility and has funded various expenses.

      In January, Haverty's did not extend their lease by exercising their option. This means their lease terminates at the end of October 1997.They have requested to remain in the center for an additional year from October 1996 at a slightly higher rental rate but with a thirty-day termination rate. Their lease would essentially be a month to month lease. At this time, we do not feel that we need to commit to this. A search has started for a replacement tenant who could go into the center as early as November 1997. If a tenant is not forth coming, we would then grant Haverty's request.

      In the meantime, Mass Mutual as part of their mortgage extension, is requiring that all cash-flow be placed in escrow in case the partnership has any expense for Ted's Cleaners and for tenant improvements and commissions for re-leasing the Haverty's space. Unfortunately, this provision prevents the partnership from paying any distributions from Bellevue Plaza.


DR/US WEST END

      In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee.The Partnership's Joint Venture partner isDaniel West End Limited Partnership,the generalpartner of which is the Daniel Corporation (Daniel"). The property was 95% occupied at December 31, 1994, 1995 and 1996. There are no tenant leases currently under negotiation. One tenant occupied 45.9% of the space with payments providing annual lease income of $932,000.

      The partnership contributed 3310 West End office building to a new partnership in July 1995.A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 square feet out of a total of 107,000 square feet with their lease ending in 1998.They have terminated their lease and are moving from the building. Of course, they are still liable for the rent until their lease termination. Management has known about their planned move for several months and most of the space should be re-leased within six months with a number of tenants which have equal or better credit. The positive aspect of this is the building will not have any loss of rental revenue. However, their is a cost of over $1,100,000 that must be paid for tenant improvements and commissions. This expense will be paid for from rental cash flow.

      Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables that partnership to have sufficient cash flow to pay their these costs.If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.

                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the theee months ending March 31, 1997 are summarized below.

                          Bellevue         Partnership     Total

Revenues                  $219,900          $ 31,066      $250,966

Operating expenses          47,481            12,007        59,488
Interest                    89,910              -           89,910
Depreciation & amort.       39,679             2,606        42,285
                           177,070            14,613       191,683

Net income (loss)           42,830            16,453        59,283

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 28,553          $ 16,453      $ 45,006
Partnership Oper. cash
  flow                    $ 68,665          $ 19,059      $ 87,724

          Operational results for the comparable three month period ended March 31, 1996 were:
                          Bellevue         Partnership      Total

Revenues                  $225,093          $    734      $225,827

Operating expenses          44,573            38,105        82,678
Interest                    90,980              -           90,980
Depreciation & amort.       41,464             2,607        40,071
                           177,017            40,712       217,729

Net income (loss)           48,076         (  39,978)    (   8,098)

Partnership share           66 2/3%              100%            %

Partnership net income
  (loss)                  $ 32,050         ($ 39,978)    ($  7,928)

Partnership Operating
  cash flow               $ 61,812         ($ 37,371)     $ 24,441

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



May 12, 1997