Form 10-Q
period 1997-06-30
US REALTY INCOME PARTNERS LP
filed 1997-08-06
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

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

                     YES    X          NO


                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         3

           Compilation Report                                           4

           Balance Sheets at June 30, 1997 and December
           31, 1996                                                     5

           Statements of Partnership Equity for the period
           January 1, 1996 through June 30, 1997                        6

           Statements of Operations for the three months and six
           months ended June 30, 1997 and 1996                          7

           Statements of Cash Flows for the six months ended
           June 30, 1997 and 1997                                       8

           Notes to Financial Statements                           9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11 - 13

PART II    Other Information

Item 1.    Legal Proceedings                                           14

Item 2.    Changes in Securities                                       14

Item 3.    Default Upon Senior Securities                              14

Item 4.    Submissions of Matters to a Vote of Security Holders        14

Item 5.    Other Information                                           14

Item 6.    Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                             15







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 1997 (unaudited) and statements of operations, partnership equity, and cash flows for the three and six months ended June 30, 1997 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to presentfairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of June 30, 1997, and the related statements of operations, partnership equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified PublicAccountants.

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

July 24, 1997



                                    Osborne & Co., P.C
                                    Certified Public Accountants

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                          Unaudited            Audited
                                           June 30,          December 31,
                                             1997               1996

                  ASSETS

CASH                                      $  405,540        $  291,829

TENANT RECEIVABLES                             8,076             6,035

PREPAID ADMINISTRATIVE FEES

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,346,985 and $1,269,294                3,962,942         4,040,633

INVESTMENT IN LIMITED PARTNERSHIP              1,000             1,000

OTHER ASSETS                                 256,605           266,984

     TOTAL ASSETS                         $4,634,163        $4,606,481


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    1,660        $    2,548

ACCRUED EXPENSES                              49,470            83,492

NOTES PAYABLE                              3,581,006         3,600,032

     TOTAL LIABILITIES                     3,632,136         3,686,072


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (    96,492)      (   121,073)

PARTNERSHIP EQUITY                         1,096,519         1,041,482

     TOTAL PARTNERSHIP EQUITY              1,002,027           920,409

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,634,163        $4,606,481

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

                Period from January 1, 1996 to June 30, 1997


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1996        $1,275,793    ($181,671)   $1,094,122

Net loss                         (    50,008)   (   2,632)  (    52,640)

Balance at December 31, 1996       1,225,785    ( 184,303)    1,041,482

Net income                            54,185        2,852        57,037

Balance at June 30, 1997          $1,279,970    ($181,451)   $1,098,519

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS

       For the Three Months and Six Months Ended June 30, 1997 and 1996

                            Unaudited    Unaudited    Unaudited    Unaudited
                            3 Months     3 Months     6 Months     6 Months
                              1997         1996          1997         1996
Revenues
  Rental income             $ 149,868    $ 147,470    $ 342,062    $ 329,647
  CAM reimbursements           30,921       24,062       58,144       66,296
  Miscellaneous                   144           97          144           97
  Interest income                 958          357        1,798        1,774

                              181,891      171,986      402,148      397,814
Expenses
  Interest                     59,780       91,222      149,690      182,202
  Loan costs                        0            0        1,500            0
  Professional fees                31       11,348        3,057       11,348
  Depreciation                 38,845       38,857       77,691       77,715
  Amortization                  2,607        5,214        6,047       10,428
  Property taxes               17,012       17,012       34,023       34,023
  Leasing & admin.             21,618       16,642       35,768       62,721
  Management fees               6,394        6,300       14,735       14,181
  Repairs                      10,755        6,015       21,190       14,537
  Insurance                     2,515        2,353        7,538        5,535

                              159,557      194,963      351,239      412,690
Net Income Before
  Minority Partner's
    Share of Income            22,334   (   22,977)      50,909    (  14,876)

Minority Partner's
  Interest in
    Operating Profit       (   10,304)  (       35)   (   24,581)  (  16,061)

Income (Loss) from
  Operations                   12,030   (   23,012)       26,328   (  30,937)

Income from Investment
  in Joint Venture                  0            0        30,709           0

Net Income (Loss)           $  12,030   ($  23,012)     $ 57,037   ($ 30,937)

Net Income (Loss) per
  Unit                      $    2.35   ($    4.50)     $  11.15   ($   6.05)

Weighted Average
  Number of Units               4,858        4,858         4,858       4,858
                       U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited        Unaudited
                                              Six Months       Six Months
                                                Ending           Ending
                                            June 30, 1997    June 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 57,037        ($ 30,937)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership              24,581           16,061
      Depreciation                               77,691           77,715
      Amortization                                6,047           10,428
      (Increase) decrease in:
        Tenant receivables                    (   2,041)       (   1,141)
        Other assets                              4,332        (  15,361)
      Increase (decrease) in:
        Accounts payable                      (     888)           1,099
        Accrued expenses                      (  34,024)       (  34,024)
        Tenant Deposits                               0            1,625
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                  132,735           25,465

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  19,024)       (  20,756)

  NET CASH USED IN FINANCING ACTIVITIES       (  19,024)       (  20,756)

NET INCREASE IN CASH/EQUIVALTNES                113,711            4,709

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     291,829          155,183

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 405,540        $ 159,892

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 149,690        $ 182,202







                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                                June 30, 1997

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

                                Unaudited
                              June 30, 1997




C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months           Year Ended
                                Ended June 30,         December 31,
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

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1996, the partnership had $291,829 in cash and cash equivalents. This represents 6.01% of capital raised. At June 30, 1997, the Partnership had $405,540 in cash and cash equivalents. This represents 8.35% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1997.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner cannot determine whether any cash will be available for distribution until the Bellevue mortgage is refinanced.



Bellevue


      In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property was 100% leased at the end of 1993 - 1996. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

      On February 1, 1989, the joint venture obtained a $3,800,000 firstmortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity date to August 1997, with the expectation of additional extensions. The Partnership is currently negotiating refinancing this loan. The Partnership has paid debt service on a current basis.

      The pollution problem is moving slowly. The State of Tennessee plans to promulgate rules and regulations pertaining to state-wide pollution problems by year end. Hopefully, we would then know what it takes to resolve the problem. As part of the overall solution, a "super fund" of money would be made available for participants such as Ted's Cleaners to pay for the cleanup ofthepollutants. In the meantime, Ted's has accepted responsibility and has funded various expenses.

      In January, Haverty's did not extend their lease by exercising their option. This means their lease terminates at the end of October 1997. They have requested to remain in the center for an additional year from October 1996 at a slightly higher rental rate but with a thirty-day termination rate. Their lease would essentially be a month to month lease. At this time, we do not feel that we need to commit to this. A search has started for a replacement tenant who could go into the center as early as November 1997. If a tenant is not forth coming, we would then grant Haverty's request.

      In the meantime, Mass Mutual as part of their mortgage extension, is requiring that all cash-flow be placed in escrow in case the partnership has any expense for Ted's Cleaners and for tenant improvements and commissions for re-leasing the Haverty's space. Unfortunately, this provision prevents the partnership from paying any distributions from Bellevue Plaza.


DR/US WEST END

      In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee.The Partnership's Joint Venture partner is Daniel West End Limited Partnership,the general partner of which is the Daniel Corporation (Daniel"). The property was 95% occupied at December 31, 1994, 1995 and 1996.

      The partnership contributed 3310 West End office building to a new partnership in July 1995.A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 square feet out of a total of 107,000 square feet with their lease ending in 1998.They have terminated their lease and are moving from the building. Of course, they are still liable for the rent until their lease termination. Management has known about their planned move for several months and all of the space has been re-leased. The positive aspect of this is the building will not have any loss of rental revenue. However, their is a cost of over $1,300,000 that must be paid for tenant improvements and commissions. This expense will be paid for from rental cash flow.

      Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables that partnership to have sufficient cash flow to pay their these costs.If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.



                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 1997 are summarized below.

                          Bellevue         Partnership     Total

Revenues                  $401,220          $ 31,637      $432,857

Operating expenses          99,264            18,547       117,811
Interest                   149,690              -          149,690
Depreciation & amort.       78,524             5,214        83,738
                           327,478            23,761       351,239

Net income (loss)           73,742             7,876        81,618

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 49,161          $  7,876      $ 57,037
Partnership Oper. cash
  flow                    $119,645          $ 13,090      $132,735

          Operational results for the comparable six month period ended June 30, 1996 were:
                          Bellevue         Partnership      Total

Revenues                  $397,080          $    734      $397,814

Operating expenses          83,767            58,578       142,345
Interest                   182,202              -          182,202
Depreciation & amort.       82,929             5,214        88,143
                           348,898            63,792       412,690

Net income (loss)           48,182         (  63,058)    (  14,876)

Partnership share           66 2/3%              100%            %

Partnership net income
  (loss)                  $ 32,121         ($ 63,058)    ($ 30,937)

Partnership Operating
  cash flow               $ 83,309         ($ 57,844)     $ 25,465

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



August 4, 1997