Form 10-K/A
period 1996-12-31
US REALTY INCOME PARTNERS LP
filed 1997-09-29
CIK 822819

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               FORM 10-K/AMENDED

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                Commission file number        33-17577

                       U.S. Realty Income Partners L.P.
            (Exact name of registrant as specified in its charter)

          Delaware                                        62-1331754
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

P. O. Box 50507, Nashville, Tennessee                                37205
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone, including area code         (615)  665-5959

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this
Form 10-K.  Yes  X    No

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at April 15, 1996. There is no public market for these interests.
















                       U.S. REALTY INCOME PARTNERS L.P.
                         1996 FORM 10-K ANNUAL REPORT
                                     INDEX




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

Item 13. Certain Relationships and Related Transactions . . . . . . . . 12

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated November 30, 1987, as supplemented through December 1996 and filed pursuant to Rule 424(b), are hereby incorporated by reference.


                                    PART 1

Item 1.  Business

     U.S. Realty Income Partners L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding and ultimately disposing of existing income producing residential and commercialreal estate properties. The Partnership sold $4,858,000 limitedpartnershipinterests (the "Units") through November 30, 1989, when it terminated its public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 20,000 Units. The Partnership began admitting limited partners on May 15, 1988.

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

     The Partnership is managed by the general partner of the Partnership Vanderbilt Realty Joint Venture (the "General Partner"). Vanderbilt Realty Associates, Inc., acts as the managing partner of the General Partner. The General Partner has the responsibility for the initial selection, evaluation and negotiation of the investments for the Partnership. In making the Partnership's investments, the General Partner considered various real property and financial factors, including the condition and use of the property, the prospects forlong-range liquidity, income-producing capacity, long-term appreciation and incometax considerations. In addition, the General Partner considers the possible effect of shortages of materials, supplies and energy sources. As of December 31,1992, the Partnership had fully invested the proceeds raised in its offering through the purchase of two properties through joint venture arrangements.

     The Partnership invested in property only if one or more of the following conditions were met: (1) during the period of at least one year preceding the purchase, the property generated (or would have generated if leases currently in existence had been in effect) cash flow in an amount estimated to be consistent with the Partnership's objectives; or (2) for a period of at leasttwo years, the projection of income from the property based on executed leases or other appropriate guarantees indicates the Partnership should obtain from the property cash flow consistent with its investment objectives.

    The Partnership has no employees. The General Partner and its affiliatesare permitted to perform services for the Partnership for a competitive fee and have done so.

     The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

     A presentation of information about industry segments is not applicable because the Partnership operates solely in the real estate industry.





Item 2.  Properties.

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners owning as its primary asset an improved shopping center located in Nashville, Tennessee. The joint venture interest was acquired for a purchase price of $1,500,000. Please refer to Supplement No. 2 dated October 26, 1988 for additional information concerningthe acquisition of this joint-venture interest which supplement is incorporated herein by reference.

     In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership, a Virginia general partnership (the "DR/US Joint Venture").The DR/US Joint Venture owned an office building located in Nashville, Tennessee. See Supplement No. 3 dated November 29, 1988 for additional information concerning this property which supplement is incorporated herein by reference. The Partnership purchased its interest for an initial contribution of $900,000. In order to retain its 50% interest, the Partnership contributed an additional $1,035,000 to the DR/US Joint Venture by August 1989. In 1991, an additional $150,000 was contributed as part of a Chapter 11 reorganization. In 1995, the DR/US Joint Venture contributed its equity position in the office building to Daniels Southeast Venture. See "Liquidity and Capital Resources".


Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 1996.

                                    PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 1996, the Partnership had admitted Limited Partners holding 4,858 Units.

     The Partnership does not currently intend to list the Units on a national securities exchange, and there is no public market for the Units. If a public market for the Units does not develop, the Partnership may, in the sole discretion of the General Partner, repurchase Units under certain circumstances, as set forth in the Partnership's prospectus. At the request of a limited partner, other than a resident of the State of California, who wishes tosellall or a part of the Limited Partner's Units, the General Partner may assist such Limited Partner in locating a purchaser, within the limit of applicable laws and regulations. Neither the General Partner nor the Partnership is obligated to redeem or repurchase Units.

Item 6.  Selected Financial Data.

                       U.S. Realty Income Partners L.P.
                       (a Delaware limited partnership)

                                            Year Ended December 31,
                                       1996          1995           1994
Selected Income Statement Data:

     Rental Income                   $743,689    $  692,478     $  690,424

     Interest Income                    3,212         6,088          1,971

     Interest Expense                 362,845       366,378        370,034

     Operating Expense                230,326       210,251        195,893

     Net Effect of Change in
       Basis of Accounting for
       Investment in Joint
       Venture                           -      (       118)   (    25,174)

     Net Loss                     ($   52,640)  ($   68,378)   ($   85,202)

     Net Loss Per Limited
     Partnership Interest         ($    10.29)  ($    13.37)     ($  16.66)

                       U.S. Realty Income Partners L.P.
                       (a Delaware limited partnership)


                                                Year Ended December 31,

                                        1996          1995           1994

Selected Balance Sheet Data:

     Property and Improvements-Net   $4,040,633    $4,196,063     $4,351,493

     Investments in Joint Venture         1,000         1,000          1,000

     Notes Payable                    3,600,032     3,642,603      3,681,141

     Cash Distributions to Limited
     Partners                                 0             0              0

     Cash Distributions per Limited
     Partnership Interest                     0             0              0

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

   As of December 31, 1996, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988.The Bellevue property was 100% leased at the end of 1993 - 1996. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

    On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity to August 1997. The Partnership is currently negotiating refinancing this loan. The Partnership has paid debt service on a current basis.

The pollution problem is moving slowly. The State of Tennessee plans to promulgate rules and regulations pertaining to state-wide pollution problems. Hopefully, we would then know what it takes to resolve the problem. As part of the overall solution, a "super fund" of money would be made available for participants such as Ted's Cleaners to pay for the clean up of the pollutants. In the meantime, Ted's has accepted responsibility and has funded various expenses. In any event, management anticipates no liability to the partnership due to the existence of this fund and since management believes that the current tenant is responsible for the cost of the cleanup.

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

In the meantime, Mass Mutual as part of their mortgage extension, is requiring that all cash-flow be placed in escrow in case the partnership has any expense for Ted's Cleaners and for tenant improvements and commissions for re-leasingthe Haverty's space. Unfortunately, this provision prevents the partnership from paying any distributions from Bellevue Plaza.



DR/US West End

      In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee.The Partnership's Joint Venture partner is Daniel West End Limited Partnership,the general partner of which is the Daniel Corporation ("Daniel"). The property was 95% occupied at December 31, 1994, 1995 and 1996. There are no tenant leases currently under
negotiation.   One tenant occupied 45.9% of the space with payments providing annual lease income of $932,000.

The partnership contributed 3310 West End office building to a new partnership in July 1995. A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 squarefeet out of a total of 107,000 square feet with their lease ending in 1998. They have terminated their lease and are moving from the building. Of course, they are still liable for the rent until their lease terminates. Management has known about their planned move for several monthsand most of the space should be re-leased within six months with a number of tenants which have equal or better credit. The positive aspect of this is the building will not have any loss of rental revenue. However, there is a cost of over $1,100,000 that must be paid for tenant improvements and commissions. This expense will be paid for from rental cash flow.

Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables the partnership to have sufficient cash flow to pay for these costs. If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.


Liquidity and Capital Resources

    On November 1, 1988, for an initial investment of $900,000, the Partnership acquired a 50% interest in the DR/US West End General Partnership (the "DR/US Joint Venture"), a Tennessee general partnership formed to own and operate a commercialoffice building in Nashville, Tennessee (the "3310 Office Building"). The 3310 Office Building was 95% leased at December 31, 1995. One tenant occupies 45.9% of the space with payments providing base annual lease income of $932,000. The lease for this tenant runs through November 31, 1998, with two additional three-year options to renew at market rates. This tenant may cancel its lease with six months' notice after 1998 with a termination payment equal to the present value of true rents due using a discount rate of prime plus two percent. Also, the tenant has the option to reduce its total square footage,but extending its lease term. The first mortgage principal debt balance at June 30, 1995 was $[6,673,138]and bore interest at 9%. This debt was scheduled to mature in April, 1997. In addition, the other joint venture partner loaned $673,512 to the DR/US Joint Venture at prime plus 1% which was scheduled to mature March 1, 2028, in order to meet the venture to meet its obligations. Also, there was a $220,696 nonrecourse promissory note paying interest only at 8% which matured


February 1, 1997.

      In view of the expiration of the lease for the largest tenant of the 3310 Office Building and the maturity of the senior debt on the property, the DR/US JointVenture began to consider future plans for the 3310 Office Building as well as asale of the property and discussed possible alternatives with third parties, including the Prudential Life Insurance Company of America ("Prudential").

      Effective August 1995, the DR/US Joint Venture contributed all of its assets to a newly formed limited partnership, the Daniel S.E. Limited Partnership, a Virginia limited partnership (the US/Daniel Venture"). The US/Daniel Venture thencontributed its assets to a newly-formed limited liability company known as Prudential/Daniel Office Venture, LLC, (the "PruDan L.L.C"). The members of PruDan LLC are the US/Daniel Venture and Prudential.


      The assets of PruDan LLC consist of: (1) the 3310 Office Building, a 107,000 square foot office building in Nashville, Tennessee; (2) the Somerset Park Business Center, a 108,113 square foot six-story office building located in Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-story office building located in Raleigh, North Carolina (items 2 and 3 are collectively referred to as the "somerset Buildings"). The assets of PruDan LLC reflect indirect capital contributions from the Partnership, Daniel Realty Company ("DRC")andFirst Daniel Realty Development Corporation (collective, with DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and $31,432,500, respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively. The Partnership's capital contribution consisted of its interest in the assetsofthe DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital contribution consisted of its interest in the assets of the DR/US Joint Venture (valued at $355,600) and is interest in the Somerset Buildings (valued at $1,775,455).Prudential's capital contribution consisted of payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totalling 1.5% of the transaction.

      In reaching the decision to contribute the Partnership's interest in the DR/US Joint Venture to the PruDan LLC, the General Partners considered a number of factors:


      (1) The 3310 Office Building was subject to a first mortgage loan with a principal debt balance at June 30, 1995 of $6,634,502, bearing interest at 9%, and scheduled to mature in April 1997.

      (2) A single tenant, Gresham & Smith ("G&S"), occupied 45.9% of the space in the 3310 Office Building providing base annual lease income of $932,000 pursuant to a lease scheduled to terminate in October, 1998, less than nineteen months after maturity of the debt on the property. This lease has been terminated.

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

      In making these considerations, the General Partners considered two alternatives totheformation of the PruDan LLC; refinancing and sale of the 3310 Office Building.With the uncertainty surrounding the G&S lease, it was unlikely that another lender would be willing to make a loan. G&S would not commit to extend their lease at this time and even if a new loan could be procured, it is unlikely that there would be sufficient proceeds to pay off the existing debt. The mortgage problem created by the timing of the G&S lease expiration also served to increase the difficulty in a sale of the property. For these reasons, the General Partners believe the PruDan LLC presented the most viable option for the Partnership.

      The General Partners believe the Partnership's investment in the PruDanLLC accomplished the following objectives:

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

     The operational results of the Partnership for the years ended December 31, 1996, 1995 and 1994 are summarized below:

Year Ended December 31, 1996:

                                     BELLEVUE      PARTNERSHIP     TOTAL

Revenues                            $  745,340     $    1,561    $  746,901

Operating Expenses                     151,322         79,004       230,326
Interest                               362,845           -          362,845
Depreciation & Amort.                  165,680         20,675       186,355
Refinancing Costs                       28,543           -           28,543
                                       708,390         99,679       808,069

Net Operating Income (Loss)             36,950    (    98,118)  (    61,168)

Partnership Share                       66 2/3%           100%

Partnership Net Income (Loss)       $   24,633    ($   98,118)  ($   73,485)
Partnership Cash Flow               $  193,244    ($   56,598)   $  136,646











Year Ended December 31, 1995:

                                     BELLEVUE      PARTNERSHIP     TOTAL

Revenues                            $  695,821     $    2,745    $  698,566

Operating Expenses                     143,657         66,594       210,251
Interest                               366,378           -          366,378
Depreciation & Amort.                  176,761         10,427       187,188
                                       686,796         77,021       763,817

Net Operating Loss                 (     9,025)   (    74,276)  (    65,251)

Partnership Share                       66 2/3%           100%

Partnership Net Loss                $    6,017    ($   74,276)  ($   68,259)
Partnership Cash Flow               $   53,750    ($   63,849)  ($   10,099)



Year Ended December 31, 1994:

                         BELLEVUE         DR/US      PARTNERSHIP     TOTAL

Revenues                $  691,875     $1,840,514    $      520    $2,532,909

Operating Expenses         140,832        734,155        55,061       930,048
Interest                   370,034        694,176          -        1,064,210
Depreciation & Amort.      173,598        510,169        10,428       694,195
                           684,464      1,938,500        65,489     2,688,453

Net Oper. Income (Loss)      7,411    (    97,986)  (    64,969)  (   155,544)

Partnership Share          66 2/3%         50%            100%

Prtrshp Net Inc. (Loss) $    4,941    ($   48,993)  ($   64,969)  ($  109,021)
Partnership Cash Flow   $  101,042     $        0   ($   54,541)   $   46,501




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

   The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 1996, the Partnership had $291,829 in cash and cash equivalents. This represents 6% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does expect to make cash distributions in 1997. However, the amount is not known at this time.


Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Statements on Page F-l of Form 10-K for Financial Statements and Financial Statement schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

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

     The following persons are the principal representatives of the constituent partners oftheGeneral Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  61
     Donald R. Zoch                                      40
     Lee Rosenberg                                       43


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

     Donald R. Zoch. Mr. Zoch is an executive officer of American Financial Planners Group, Inc. Mr. Zoch has lectured extensively in this field and is a Certified Financial Planner, Registered Investment Advisor and is licensed with the National Association of Security Dealers, Inc. ("NASD"). Zoch & Zoch FinancialGroup,Inc.has been active in the financial planning field since 1975; Mr. Zoch was an Adjunct Professor at the College of Financial Planning in New Jersey and received a Bachelor of Arts degree in Business from Catholic University of America, Washington, D.C.



     Lee Rosenberg. Mr. Rosenberg is an executive officer of American Financial Planners Group, Inc. and has more than 14 years experience in financial planning Mr. Rosenberg has been a partner in ARS Financial Services, Inc., Valley Stream, New York, a firm specializing in personal financing planning for more than five years. He is a Certified Financial Planner, Registered Investment Advisor and is licensed with the NASD, and is currently a member and serves on the Board of Directors of the Long Island Society of the Institute of Certified Financial Plannersaswell as being a Director of the New York Chapter of National Speakers Association.

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

     Mr. Miller, the president of Miller & Associates, Inc. served as president ofJacques-Miller,Inc.,acompany he co-founded in 1969. In addition, Mr. Miller served as a general partner of Jacques-Miller Associates, an affiliate of Jacques-Miller, Inc., which entity served as a general partner of various investment partnerships sponsored by Jacques-Miller, Inc.

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

     The General Partner and its Affiliates may not be reimbursed by the Partnership foritsoverhead costs or expenses, and no overhead costs or expenses of the General Partner or its Affiliates can be allocated to or paid by the Partnership. However, direct costs may be reimbursed, including employee time spent on Partnership matters. The foregoing reimbursements of expenses will be made regardless of whether any distributions of Operating Cash Flow are made to the Limited Partners.

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

Item 13.  Certain Relationships and Related Transactions.

     The Partnership is subject to various conflicts of interest arising out of its relationship with the General Partner and its Affiliates. All agreementsand arrangements, including those relating to compensation, between the Partnership and the General Partner and its Affiliates are not the result of arm's-length negotiations.

     Affiliates of the General Partner have been general partners or managers of other limited partnerships or groups of investors, which have invested in real properties. In addition, the General Partner and its Affiliates have and continue to form and manage or advise additional public and private real estate investment entities. The General Partner and its Affiliates will have conflicts ofinterestin allocating management time, services and functions between various existing partnerships and any future partnerships which they may organize or serve, as well as other business ventures in which they are involved. Miller & Associates, Inc., which, for a property management fee, may perform property management services for Partnership properties, and may also, in the future, solicit outside property management accounts.

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

(See index offinancialstatements filed with this annual report included in Item 8.)

          (3)  Exhibits

               (a) Restated Limited Partnership Agreement of the Partnership is hereby incorporated by reference to the Prospectus of the Partnership dated November 30, 1987, as filed with the Securities and Exchange Commission, File No. 33-17577, as supplemented December 28, 1987, October 26, 1988, and November 29, 1988.

               (b)  Annual Report

     (b) The following reports on Form 8-K were filed since the beginning ofthe last quarter of the period covered by this report:

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