Form 10-Q
period 1997-09-30
US REALTY INCOME PARTNERS LP
filed 1997-11-14
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997

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

                     YES    X          NO


                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         3

           Compilation Report                                           4

           Balance Sheets at September 30, 1997 and December
           31, 1996                                                     5

           Statements of Partnership Equity for the period
           January 1, 1996 through September 30, 1997                   6

           Statements of Operations for the three months and nine
           months ended September 30, 1997 and 1996                     7

           Statements of Cash Flows for the nine months ended
           September 30, 1997 and 1997                                  8

           Notes to Financial Statements                           9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11 - 13

PART II    Other Information

Item 1.    Legal Proceedings                                           14

Item 2.    Changes in Securities                                       14

Item 3.    Default Upon Senior Securities                              14

Item 4.    Submissions of Matters to a Vote of Security Holders        14

Item 5.    Other Information                                           14

Item 6.    Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                             15







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 1997 (unaudited) and statements of operations, partnership equity, and cash flows for the three and nine months ended September 30, 1997 (unaudited), for U.S. Realty IncomePartners L.P. (a Delaware limited partnership) (the "Partnership"), have not beenexamined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting ofnormal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P.(a limited partnership) as of September 30, 1997, and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and ReviewServices issued by the American Institute of Certified Public Accountants.

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

November 8, 1997



                                    Osborne & Co., P.C
                                    Certified Public Accountants

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                          Unaudited            Audited
                                         September 30,       December 31,
                                             1997               1996

                  ASSETS

CASH                                      $  400,524        $  291,829

TENANT RECEIVABLES                            10,358             6,035


PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,385,830 and $1,269,294                3,924,097         4,040,633

INVESTMENT IN LIMITED PARTNERSHIP              1,000             1,000

OTHER ASSETS                                 251,832           266,984

     TOTAL ASSETS                         $4,587,811        $4,606,481


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $       13        $    2,548

ACCRUED EXPENSES                              66,482            83,492

NOTES PAYABLE                              3,565,205         3,600,032

     TOTAL LIABILITIES                     3,631,700         3,686,072


MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (    99,899)      (   121,073)

PARTNERSHIP EQUITY
  General Partners, no units authorized  (   183,577)      (   184,303)
  Limited Partners, 4,858 units
    authorized, issued, and outstanding    1,239,587         1,225,785

     TOTAL PARTNERSHIP EQUITY                956,111           920,409

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,587,811        $4,606,481

                   U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

              Period from January 1, 1996 to September 30, 1997


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1996        $1,275,793    ($181,671)   $1,094,122

Net loss                         (    50,008)   (   2,632)  (    52,640)

Balance at December 31, 1996       1,225,785    ( 184,303)    1,041,482

Net income (loss)                     13,802          726        14,528

Balance at September 30, 1997     $1,239,587    ($183,577)   $1,056,010

                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)
                           STATEMENTS OF OPERATIONS

    For the Three Months and Nine Months Ended September 30, 1997 and 1996

                            Unaudited    Unaudited    Unaudited    Unaudited
                            3 Months     3 Months     9 Months     9 Months
                              1997         1996          1997         1996
Revenues
  Rental income             $ 156,227    $ 149,350    $ 498,288    $ 478,997
  CAM reimbursements           27,223       22,574       85,366       88,870
  Miscellaneous                     0          276          144          373
  Interest income                 821          959        2,619        2,733

                              184,271      173,159      586,417      570,973
Expenses
  Interest                    119,171       90,518      268,860      272,720
  Loan costs                      500            0        2,000            0
  Professional fees            15,095        9,220       18,152       20,568
  Depreciation                 38,845       38,857      116,536      116,572
  Amortization                  2,607        5,214        8,655       15,642
  Property taxes               17,012       17,012       51,035       51,035
  Leasing & admin.             23,808       28,365       59,576       91,086
  Management fees               6,433        6,446       21,168       20,628
  Repairs                       6,713        9,203       27,903       23,740
  Insurance                         1            0        7,539        5,535

                              230,185      204,835      581,424      617,526
Net Income Before
  Minority Partner's
    Share of Income        (   45,914)  (   31,676)       4,993    (  46,553)

Minority Partner's
  Interest in
    Operating Profit            3,406   (      658)   (  21,174)   (  16,719)

Income (Loss) from
  Operations               (   42,508)  (   32,334)   (  16,181)   (  63,272)

Income from Investment
  in Joint Venture                  0            0       30,709            0

Net Income (Loss)          ($  42,508   ($  32,334)    $ 14,528    ($ 63,272)

Net Income (Loss) per
  Unit                     ($    8.31)  ($    6.32)    $   2.84    ($  12.37)

Weighted Average
  Number of Units               4,858        4,858        4,858        4,858
                       U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited         Unaudited
                                              Nine Months       Nine Months
                                                Ending            Ending
                                            Sept. 30, 1997    Sept. 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 14,528        ($ 63,272)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership              21,174           16,719
      Depreciation                              116,536          116,572
      Amortization                                8,655           15,642
      (Increase) decrease in:
        Tenant receivables                    (   4,323)           1,246
        Other assets                              6,497           25,792
      Increase (decrease) in:
        Accounts payable                      (   2,535)           1,169
        Accrued expenses                      (  17,012)       (  17,012)
        Tenant Deposits                               0            1,625
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                  143,520           98,481

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Limited Partnership              -           20,845

NET CASH PROVIDED BY INVESTING ACTIVITIES             -           20,845

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  34,825)       (  31,468)

  NET CASH USED IN FINANCING ACTIVITIES       (  34,825)       (  31,468)

NET INCREASE IN CASH/EQUIVALTNES                108,695           87,858

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     291,829          155,184

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 400,524        $ 243,042

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 268,860        $ 272,720







                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             September 30, 1997

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










                       U.S. REALTY INCOME PARTNERS L.P.

                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                   Unaudited
                              September 30, 1997


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Nine Months           Year Ended
                                Ended Sept. 30,         December 31,
                                     1997                  1996

   Administrative expenses          $ 36,000            $ 65,000


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

                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1996, the partnership had $291,829 in cash and cash equivalents. This represents 6.01% of capital raised. At September 30, 1997, the Partnership had $400,524 in cash and cash equivalents. This represents 8.24% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering.
After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1997.

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

     On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity date, with the expectation of additional extensions. The Partnership is currently negotiating refinancing this loan. The Partnership has paid debt service on a current basis.

      The pollution problem is moving slowly. The State of Tennessee plans to promulgate rules and regulations pertaining to state-wide pollution problems by year end. Hopefully, we would then know what it takes to resolve the problem. As part of the overall solution, a "super fund" of money would be made available forparticipants suchas Ted's Cleaners to pay for the cleanup of the pollutants. In the meantime, Ted's has accepted responsibility and has funded various expenses. In any event, management anticipates no liability to the partnership due to the existence of this fund since management believes the current tenant is responsible for the cost of cleanup.

      In January, Haverty's did not extend their lease by exercising their option.This means their lease terminates at the end of October 1997. They have requested to remain in the center for an additional year from October 1996 at a slightly higher rental rate but with a thirty-day termination rate. Their lease would essentially be a month to month lease. At this time, we do not feel that we need to commit to this. A search was made for a replacement tenant who could go into the center as early as November 1997. Two tenants have been secured to replace the Haverty lease.

      In the meantime, Mass Mutual as part of their mortgage extension, is requiring that all cash-flow be placed in escrow in case the partnership has any expense for Ted's Cleaners and for tenant improvements and commissions for re-leasing the Haverty's space. Unfortunately, this provision prevents the partnership from paying any distributions from Bellevue Plaza.


DR/US WEST END

      In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which ownsan office building located in Nashville, Tennessee. The Partnership's Joint Venturepartner is Daniel West End Limited Partnership, the general partner of which is the Daniel Corporation (Daniel"). The property was 95% occupied at December 31, 1994, 1995 and 1996.

      The partnership contributed 3310 West End office building to a new partnership inJuly 1995. A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 square feet out of a total of 107,000 square feet with their lease endingin 1998. They have terminated their lease and are moving from the building. Of course, they are still liable for the rent until their lease termination. Management has known about their planned move for several months and all of the space has been re-leased. The positive aspect of this is the building will not have any loss of rental revenue. However, their is a cost of over $1,300,000 that must be paid for tenant improvements and commissions. This expense will be paid for from rental cash flow.

      Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables that partnership tohave sufficient cash flow to pay their these costs. If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.


                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 1997 are summarized below.

                          Bellevue         Partnership     Total

Revenues                  $585,069          $ 32,057      $617,126

Operating expenses         136,150            51,223       187,373
Interest                   268,860              -          268,860
Depreciation & amort.      116,536             8,655       125,191
                           521,546            59,878       581,424

Net income (loss)           63,523         (  27,821)       35,702

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 42,349         ($ 27,821)     $ 14,528
Partnership Oper. cash
  flow                    $162,686         ($ 19,166)     $143,520

          Operational results for the comparable nine month period ended September 30, 1996 were:
                          Bellevue         Partnership      Total

Revenues                  $569,639          $  1,334      $570,973

Operating expenses         126,319            87,590       213,909
Interest                   272,720              -          272,720
Depreciation & amort.      124,393             7,821       132,214
                           523,432            95,411       618,843

Net income (loss)           46,207         (  94,077)    (  47,870)

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 30,805         ($ 94,077)    ($ 63,272)

Partnership Operating
  cash flow               $190,070         ($ 91,589)     $ 98,481

      The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount, the Partnership was unable to diversify its investments to the extent initially desired.
                       PART II - OTHER INFORMATION


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



November 12, 1997