Form 10-K
period 1997-12-31
US REALTY INCOME PARTNERS LP
filed 1998-03-31
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                        OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this
Form 10-K.  Yes  X    No

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at March 31, 1998. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	1997 FORM 10-K ANNUAL REPORT
	INDEX



	PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 4

Item 4.  Submission of Matters to a Vote of Limited Partners. . . . . . 4

	PART II

Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Limited Partner Matters. . . . . . . . . 5

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 5

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . 6

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 12

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . 12

	PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . 13

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 14

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 13. Certain Relationships and Related Transactions . . . . . . . . 15

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18




	DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated November 30, 1987, as supplemented through December 1997 and filed pursuant to Rule 424(b),are hereby incorporated by reference.

                                    PART 1

Item 1.  Business

     U.S. Realty Income Partners L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding and ultimately disposing of existing income producing residentialandcommercial real estate properties. The Partnership sold $4,858,000 limitedpartnershipinterests (the "Units") through November 30, 1989, when it terminated its public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 20,000 Units. The Partnership began admitting limited partners on May 15, 1988.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) long-term capital appreciation;
(iii) distribution of current cash flow, some of which may not be subject to federal income taxes in the early years of the Partnership's operations; (iv) build-up of equity through reduction of mortgage indebtedness on Partnership properties; (v) a diversified real estate portfolio; and (vi)federal income tax deductions during the initial years of the Partnership's operationswhich may be used to offset income from the Partnership and possibly other passive sources.

     The Partnership is managed by the general partner of the Partnership Vanderbilt Realty Joint Venture (the "General Partner"). Vanderbilt Realty Associates, Inc., acts as the managing partner of the General Partner. The GeneralPartner has the responsibility for the initial selection, evaluation and negotiation ofthe investments for the Partnership. In making the Partnership's investments, the General Partner considered various real property and financial factors,including the condition and use of the property, the prospects for long-range liquidity,income-producing capacity,long-term appreciation and income tax considerations. In addition, the General Partner considers the possible effect of shortages of materials, supplies and energy sources.As of December 31, 1992, the Partnership had fully invested the proceeds raised in its offering through the purchase of two properties through joint venture arrangements.

     The Partnership invested in property only if one or more of the following conditions were met: (1) during the period of at least one year preceding the purchase,the property generated (or would have generated if leases currently in existence had been in effect) cash flow in an amount estimated to be consistent with the Partnership's objectives;or (2) fora period of at least two years, the projection of income from the property based on executed leases or other appropriate guarantees indicates the Partnership should obtain from the property cash flow consistent with its investment objectives.

  The Partnership has no employees. The General Partner and its affiliates are permitted to perform servicesfor the Partnership for a competitive fee and have done so.

    The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

     A presentation of information about industry segments is not applicable because the Partnership operates solely in the real estate industry.


Item 2.  Properties.

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners owning as its primary asset an improved shopping center located in Nashville, Tennessee. The joint venture interest was acquired for a purchase price of $1,500,000. Please refer to Supplement No.2 dated October 26,1988 for additional information concerning the acquisition of this joint-venture interest which supplement is incorporated herein by reference.

     In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership, a Virginia general partnership (the "DR/US Joint Venture").The DR/US Joint Venture owned an office building located in Nashville, Tennessee. See Supplement No. 3 dated November 29, 1988 for additional information concerningthis property which supplement is incorporated herein by reference. The Partnership purchased its interest for an initial contribution of $900,000. In order to retain its 50% interest, the Partnership contributed an additional $1,035,000 to the DR/US Joint Venture by August 1989. In 1991, an additional $150,000 was contributed as part of a Chapter 11 reorganization. In 1995, the DR/US Joint Venture contributed its equity position in the office building to Daniels Southeast Venture. See "Liquidity and Capital Resources".


Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 1997.




	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

    At December 31, 1997, the Partnership had admitted Limited Partners holding 4,858 Units.

     The Partnership does not currently intend to list the Units on a national securities exchange, and there is no public market for the Units. If a public market for the Units does not develop, the Partnership may, in the sole discretion ofthe General Partner, repurchase Units under certain circumstances, as set forth in the Partnership's prospectus. At the request of a limited partner, otherthana resident of the State of California, who wishes to sell all or a part of the Limited Partner's Units, the General Partner may assist such Limited Partner inlocating a purchaser, within the limit of applicable laws and regulations. Neither the General Partner nor the Partnership is obligated to redeem or repurchase Units.

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,
                                       1997         1996          1995
Selected Income Statement Data:

     Rental Income                   $732,267    $  743,689     $  692,478

     Interest Income                    6,236         3,212          6,088

     Interest Expense                 357,889       362,845        366,378

     Operating Expense                210,126       230,326        210,251

     Net Effect of Change in
       Basis of Accounting for
       Investment in Joint
       Venture                           -              -      (       118)

     Net Income (Loss)            ($    4,065)  ($   52,640)   ($   68,378)

     Net Income (Loss) Per
     Limited Partnership Interest  $      .79   ($    10.29)   ($    13.37)



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)


               	                             Year Ended December 31,
                                        1997          1996           1995

Selected Balance Sheet Data:

     Property and Improvements-Net   $3,885,252    $4,040,633     $4,196,063

     Investments in Joint Venture         1,000         1,000          1,000

     Notes Payable                    3,557,105     3,600,032      3,642,603

     Cash Distributions to Limited
     Partners                                 0             0              0

     Cash Distributions per Limited
     Partnership Interest                     0             0              0

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

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shoppingcenter located in Nashville, Tennessee ("Bellevue") which was renovated in 1988.The Bellevue property was 100% leased at the end of 1993 - 1996. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

    On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity to August 1997. The mortgage holder, Mass Mutual, has continued to extend the mortgage.A refinancing will occur when the vacant space is re-leased and the pollution problem with Ted's Cleaners is financed. The State of Tennessee has promulgated rules and regulations pertaining to state wide pollution problems. Ted's Cleaners has made application to the Industry "Super Fund" to obtain moneytoclean up the pollution. The problem should be addressed this spring. Hopefully, there will be a final resolution this year.
Haverty's movedfromthe center at the end of Occtober, 1997. We have reached an agreement with T J Maxx/Marshalls for 28,300 sq. ft. with the lease still to be negotiated. Our Partnership will complete work on the space which includes tear out, removal of existing fixtures, providing a separate meter, upgrading the elctrical supplyand putting the HVAC in good working order. The tenant will be responsible for the completion of any work to make the space suitable to the tenant. As our Partnership does not have extensive reserves, the tenant will front the cost of this and the Partnership will repay the amount from the first two years lease payments. The term of the lease is 10 years. Lease payments will yieldapproximately $50,000 more revenue to the Partnership each year after the first two years than received from the lease with Haverty's. However, for the next two years, this center will only break even on a cash flow basis. The Partnership has paid debt service on a current basis.



DR/US West End

	In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns anofficebuilding located in Nashville, Tennessee. The Partnership's JointVenturepartner is Daniel West End Limited Partnership, the general partner of which isthe Daniel Corporation ("Daniel"). The property was 95% occupied at December 31, 1994, 1995 and 1996. When Gresham and Smith moved last March the Partnership begana program to re-lease the 65,000 sq. ft. of space. As of this date, all but 1,400 sq. ft. has been re-leased. In 1998 the Partnership will have to fund tenant build out and brokerage commissions in an amount of $1,300,000. This will have to come from operational cash flow. Lastly, a new roof and decking for the building were completed in 1997.

Thepartnershipcontributed 3310 West End office building to a new partnership in July 1995. A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 squarefeet outof a total of 107,000 square feet with their lease ending in 1998. They have terminated their lease and moved from the building.

Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables the partnership to have sufficient cash flow to pay for these costs. If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.









Properties in Raleigh, NC

These properties consist of one 110,000 sq. ft. building (Center 98) and four 50,000 sq. ft. buildings (Park). These buildings are operating according to schedule. Prudential Life Insurance Company has funded the Partnership with approximately 7,280,000 tobuild agarage and a new 55,600 sq. ft. building which should be completed by the end of 1998.Approximately 25% of this space has been already pre-leased. The new parking garage will have 178 spaces.

Inthe next couple of months a natiuonally known brokerage firm will be retained todetermine the market value of the office buildings and secure any interest in the purchase of them. I'll report to you when there is any significant news.

With the circumstances regarding the shopping center and the $1,300,000 payment due onthe 3310 Office Building, it does not appear there will be any cash distribution in 1998 from operations. However, if the study and interest regardingthe office buildings prove positive, threre is a possibility of one or more sales of hte office buildings. Our Partnership will make distributions to the partners when this occurs.

Liquidity and Capital Resources

	On November 1, 1988, for an initial investment of $900,000, the Partnership acquired a 50% interest in the DR/US West End General Partnership (the "DR/US
Joint Venture"), a Tennessee general partnership formed to own and operate a commercial office building in Nashville, Tennessee (the "3310 Office Building").

	In view of the expiration of the lease for the largest tenant of the 3310 Office Building and the maturity of the senior debt on the property, the DR/US Joint Venturebeganto consider future plans for the 3310 Office Building as well as a sale oftheproperty and discussed possible alternatives with third parties, including the Prudential Life Insurance Company of America ("Prudential").

	Effective August 1995, the DR/US Joint Venture contributed all of its assets to a newly formed limited partnership, the Daniel S.E. Limited Partnership, a Virginia limited partnership (the US/Daniel Venture"). The US/Daniel Venture thencontributed itsassets to a newly-formed limited liability company known as Prudential/Daniel Office Venture, LLC, (the "PruDan L.L.C"). The members of PruDan LLC are the US/Daniel Venture and Prudential.

	The assets of PruDan LLC consist of: (1) the 3310 Office Building, a 107,000 square foot office building in Nashville, Tennessee; (2) the Somerset Park BusinessCenter, a 108,113 square foot six-story office building located in Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-story office building located in Raleigh, North Carolina (items 2 and 3 are collectively referred to as the "somerset Buildings").The assets of PruDan LLC reflect indirect capital contributions from the Partnership, Daniel Realty Company ("DRC") and First Daniel Realty DevelopmentCorporation(collective, with DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and $31,432,500, respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively. The Partnership's capital contribution consisted ofitsinterest in the assets of the DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital contribution consisted of its interest in the assets of the DR/US Joint Venture (valued at $355,600) and is interest in the Somerset Buildings (valued at $1,775,455).Prudential's capital contribution consisted of payoff of $7,537,955 of debt onthe 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totalling 1.5% of the transaction.

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

	In making these considerations, the General Partners considered two alternativesto theformation of the PruDan LLC; refinancing and sale of the 3310 Office Building.With the uncertainty surrounding the G&S lease, it was unlikely that another lender would be willing to make a loan. G&S would not commit to extend their lease at this time and even if a new loan could be procured, it is unlikely that there would be sufficient proceeds to pay off the existing debt. The mortgage problem created by the timing of the G&S lease expiration also served to increase the difficulty in a sale of the property.For these reasons, the General Partners believe the PruDan LLC presented themost viable option for the Partnership.

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

   The operational results of the Partnership for the years ended December 31, 1997, 1996 and 1995 are summarized below:

Year Ended December 31, 1997:
                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues    		                  $ 736,661   $     32,551 $     769,212

Operating Expenses      		        155,771         54,355       210,126
Interest                   		  357,889           -          357,889
Depreciation & Amort.                  166,056         10,428       176,484
Refinancing Costs                        2,500           -            2,500
                                       682,216         64,783       746,999

Net Operating Income (Loss)	         54,445    (    32,232)       22,213

Partnership Share          		   66 2/3%           100%

Partnership Net Income (Loss)		$   36,297    ($   32,232)   $    4,065

Partnership Cash Flow	  		$  207,110    ($   21,804)   $  185,306





Year Ended December 31, 1996:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  745,340     $   22,406    $  767,746

Operating Expenses				   151,322         79,004       230,326
Interest                   		   362,845           -          362,845
Depreciation & Amort.			   165,680         20,675       186,355
Refinancing Costs                        28,543           -           28,543
                     			   708,390         99,679       808,069

Net Operating Income (Loss)              36,950    (    77,273)  (    40,323)

Partnership Share          		    66 2/3%           100%

Partnership Net Loss			$   24,633    ($   77,273)  ($   52,654)
Partnership Cash Flow			$  193,244    ($   56,598)   $  136,646



Year Ended December 31, 1995:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					 $695,821     $    2,745    $  698,566

Operating Expenses				  143,657         66,594       210,251
Interest                   		  366,378           -          366,378
Depreciation & Amort.                  176,761         10,427       187,188
                                       686,796         77,021       763,817

Net Operating Loss     		    (     9,025)   (    74,276)  (    65,251)

Partnership Share          	         66 2/3%           100%

Partnership Net Loss    		     $    6,017    ($   74,276)  ($   68,259)
Partnership Cash Flow   		     $   53,750    ($   63,849)  ($   10,099)




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

   The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 1997, the Partnership had $477,135 in cash and cash equivalents. This represents 9.8% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs,the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the GeneralPartner has deemed it advisable not to make any cash distributions since May 1990. The General Partner does not expect to make cash distributions in 1998.


Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Statements on Page F-l of Form 10-K for Financial Statements and Financial Statement schedules, where applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.



	PART III


Item 10.  Directors and Executive Officers of the Partnership.

   The General Partner of the Partnership is Vanderbilt Realty Joint Venture, a Tennessee general partnership. The constituent partners of Vanderbilt Realty Joint Venture are Vanderbilt Realty Associates, Inc., a Tennessee corporation wholly owned by Mr. Robert Bond Miller, and American Financial Planners Group, Inc.,a New York corporation. The Partnership is managed by the General Partner through Miller & Associates, Inc., an Affiliate of the General Partner.

     The following persons are the principal representatives of the constituent partnersofthe General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  62
     Donald R. Zoch                                      41
     Lee Rosenberg                                       44


     Robert Bond Miller. Mr. Miller serves as President of Vanderbilt Realty Associates, Inc., and Miller & Associates, Inc. Prior to establishing Miller & Associates, Inc., he served as President of Jacques-Miller, Inc., which he co-founded in 1969. During this tenure, Jacques-Miller, Inc., and its affiliates acquiredover 165 properties valued in excess of $600 million and raised a total of $350 million in capital from 15,500 investors.

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

     Donald R. Zoch. Mr. Zoch is an executive officer of American Financial Planners Group, Inc. Mr. Zoch has lectured extensively in this field and is a Certified Financial Planner, Registered Investment Advisor and is licensed with the National Association of Security Dealers, Inc. ("NASD"). Zoch & Zoch Financial Group,Inc. hasbeen active in the financial planning field since 1975; Mr. Zoch was an Adjunct Professor at the College of Financial Planning in New Jersey and received a Bachelor of Arts degree in Business from Catholic University of America, Washington, D.C.



     Lee Rosenberg.Mr. Rosenberg is an executive officer of American Financial Planners Group, Inc.and has more than 16 years experience in financial planning Mr. Rosenberg hasbeen a partner in ARS Financial Services, Inc., Valley Stream, New York, a firm specializing in personal financing planning for more than five years. He isaCertified Financial Planner, Registered Investment Advisor and is licensed with the NASD, and is currently a member and serves on the Board of Directors of the Long Island Society of the Institute of Certified Financial Planners as wellasbeing a Director of the New York Chapter of National Speakers Association.

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

     Mr. Miller, the president of Miller & Associates, Inc. served as president ofJacques-Miller,Inc.,a company he co-founded in 1969. In addition, Mr. Miller served as a general partner of Jacques-Miller Associates, an affiliate of Jacques-Miller, Inc., which entity served as a general partner of various investment partnerships sponsored by Jacques-Miller, Inc.

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

     The General Partner and its Affiliates may not be reimbursed by the Partnershipfor itsoverhead costs or expenses, and no overhead costs or expenses of the General Partner or its Affiliates can be allocated to or paid by the Partnership. However, direct costs may be reimbursed, including employee time spent on Partnership matters. The foregoing reimbursements of expenses will be made regardless of whether any distributions of Operating Cash Flow are made to the Limited Partners.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Limited Partners were admitted beginning May 15, 1988 and admissions ceased in November1989,at which time the Partnership's offering terminated. As of this date, the Partnership is not aware of any person or group who has subscribed for more than 5% of the outstanding Units.


     (b) The officers and directors of the general partners of the General Partner of the Partnership as a group have subscribed for the following Units:


Amount of Class               Beneficial Ownership       Percent of Class

Units of Limited
Partnership Interest                  None                       0%

     No officer or director of the general partners of the General Partner possesses aright to acquire beneficial ownership of additional Units other than those noted above.

Item 13.  Certain Relationships and Related Transactions.

     The Partnership is subject to various conflicts of interest arising out of itsrelationship withthe General Partner and its Affiliates. All agreements and arrangements, including those relating to compensation, between the Partnership and the General Partner and its Affiliates are not the result of arm's-length negotiations.

   Affiliates of the General Partner have been general partners or managers of other limited partnerships or groups of investors, which have invested in real properties. In addition, the General Partner and its Affiliates have and continue to form and manage or advise additional public and private real estate investment entities.The General Partner and its Affiliates will have conflicts of interest in allocatingmanagementtime, services and functions between various existing partnerships and any future partnerships which they may organize or serve, as well as other business ventures in which they are involved. Miller & Associates, Inc., which, for a property management fee, may perform property management services for Partnership properties, and may also, in the future, solicit outside property management accounts.

     Many of the officers and directors of the constituent partners of the GeneralPartner are also officers and directors of one or more entities (many of which are affiliated with the General Partner) which engage in the development, brokerage, sale, operation or management of real estate.

     The General Partner and its Affiliates do intend to sponsor privately offered real estate partnerships although it is not anticipated that the investment objectives of such partnerships will be the same as those of the Partnership.

     The General Partner has certain interests in the Operating Cash Flow, Net Sale orRefinancing Proceeds and profits and losses of the Partnership. Because the timing and amount of Operating Cash Flow, Net Sale or Refinancing Proceeds and profits and losses of the Partnership received by, or allocated to, the Limited Partners may be affected by decisions of the General Partner, including the timingof a sale of any of the Partnership properties, the establishment and maintenance of reasonable reserves, the timing of expenditures, the level of mortgage amortization andother matters, the General Partner may have a conflict of interest with respect to such determinations.



     Where conflicts arise from anticipated transactions with Affiliates of the General Partner, the limitations described below have been adopted.

     While the Partnership will make no loans to the General Partner or its Affiliates, the Partnership may borrow money from the General Partner or its Affiliates but only on terms as to interest rate, security, fees and other charges at least as favorableto the Partnership as that changed by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.

     The General Partners and its Affiliates are not prohibited from providing servicesto, and otherwise dealing or doing business with, persons who deal with the Partnership, although there are no present arrangements with respect to any such services.However, no rebates or "give-ups" may be received by the General Partner or any of its Affiliates, nor may the General Partner or any such Affiliates participate in any reciprocal business arrangement which would have the effect of circumventing any of the provisions of the Agreement.


     Zoch & Zoch Financial Group, Inc., a broker-dealer affiliated with the General Partner, acted as Selling Agent in the offering but did not receive selling commissions.


	PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  (2)  Financial Statements and Schedules

(See indexof financialstatements filed with this annual report included in Item 8.)

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

               (b)  Annual Report

   (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report:

               DATE

               None





	SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Actof 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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























13