Form 10-Q
period 1999-03-31
US REALTY INCOME PARTNERS LP
filed 1999-05-10
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999


Commission file number                      33-17577



U.S. Realty Income Partners L.P.
      (Exact name of small business issuer as specified in its charter)


            DELAWARE                                         62-1331754
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                     (Identification No.)


  P.O. Box 58006, Nashville, TN                                   37205
(Address of principal executive offices)                     (Zip Code)


(615) 665-5959
          (Registrant's telephone number, including area code)



P. O. Box 50507, Nashville, TN  37205
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





                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at March 31, 1999 and December
           31, 1998                                                	  5

           Statements of Operations for the three months
           ended March 31, 1999 and 1998                             6

           Statements of Cash Flows for three months ended
           March 31, 1999 and 1998                                  7

     Statements of Partnership Equity for the period
           January 1, 1998 through March 31, 1999             	  8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                       	 16

Item 2.    Changes in Securities                                    16

Item 3.    Default Upon Senior Securities                           16

Item 4.    Submissions of Matters to a Vote of Security Holders     16
Item 5.    Other Information                                        16


Item 6.    Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                          17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 1999 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 1999 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report, as reported on Form 10-K.































                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 58006
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of September 30, 1998 and the related statements of operations, partnership equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 1997, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 26, 1999, but they have not performed any auditing procedures since that date.


May 6, 1999



				            Osborne & Co., P.C
						Certified Public Accountants




U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  March 31,    December 31,
                                        1999          1998

             Assets

Cash				$  280,237	$  295,485

Tenant receivables     	75,971	32,901

Property & improvements, net of
	accumulated depreciation of
	$1,618,952 & $1,580,106	3,690,975	3,729,821

Investment in limited partnership	1,000	1,000

Other assets		   417,766	   413,928

	Total Assets	$ 4,465,949	$ 4,473,135

	Liabilities & Partnership Equity

Accounts payable	$     1,555	$       874

Accrued expenses	35,587	123,474

Notes payable 	    3,487,268	  3,505,577

	Total Liabilities	  3,524,410	  3,629,925

Minority partner's interest in JV	(123,191)	(130,529)

Partnership equity
	Gen. Partners, no units authorized	(183,140)	(187,690)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,247,870	  1,161,429

	Total Partnership Equity	    941,539	    843,210

	Total Liabilities & Partnership
		Equity	$ 4,465,949	$ 4,473,135







U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months Ended
March 31, 1999 and 1998


	                             Unaudited          Unaudited
                                  3 Months           3 Months
                                     1999              1998

Revenues
	Rental income	$   207,047	$   167,650
	CAM reimbursements	13,329	16,516
	Interest income	    2,556	   4,426

		222,932	188,592

Expenses
	Interest	87,450	88,721
	Professional fees	600	1,942
	Depreciation	38,846	38,858
	Amortization	4,072	2,607
	Property taxes	19,557	18,872
	Leasing & admin.	38,994	8,917
	Management fees	7,089	7,339
	Repairs	19,747	9,731
	Insurance	    4,283	    5,793

		  220,637	  182,780

Net income before minority partner's
	share of income	2,295	5,812

Minority partner's interest
	in operating profit	   (7,338)	   (2,644)

Inc (Loss) from operation	(5,043)	3,168

Income from investment
	in Joint Venture	   96,034	   47,344

Net Income (Loss)	$   90,991	$   50,512

Net Inc (Loss) per Unit          $    17.79        $     9.88

Weighted Average
	Number of Units	    4,858	    4,858







U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             3 Months   3 Months
                                              Ending     Ending
                                              3/31/99   3/31/98
Cash Flows From Operating Activities
	Net income (loss)	$ 90,991	$ 50,512
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	7,338	2,644
		Depreciation	38,846	38,858
		Amortization	4,072	2,607
		(Increase) decrease in:
			Tenant receivables	(43,071)	(26)
			Other assets	4,590	2,166
		Increase (decrease) in:
			Accounts payable	681	103
			Accrued expenses	(58,672)	(86,231)
			Accrued interest payable	(29,213)	0
			Tenant deposits	     0	   587
	Net cash provided by (used in)
		operating activities	15,562	11,220


Cash Flows From Financing Activities
	Receivable from joint venture	(12,500)	0
	Payments on mortgage note	 (18,310)	 (16,608)
	Net cash provided by (used in)
		financing activities	 (30,810)	 (16,608)

Net increase (decrease) in cash
	and cash equivalents	(15,248)	(5,388)

Cash & cash equivalents at beginning
	of period	 295,485	 477,135

Cash & cash equivalents at end of period	$280,237	$471,747

Supplemental Disclosures
	Interest paid	$ 87,450	$ 88,721






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1998 to March 31, 1999



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1998	$1,229,647	$(184,100)	$1,045,547

Net loss	  (68,218)	  (3,590)	  (71,808)

Balance at December 31, 1998	1,161,429	(187,690)	973,739

Net income (loss)	   86,441	   4,550	   90,991

Balance at September 30, 1999	$1,247,870	$(183,140)	$1,064,730








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 1999

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1998 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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







	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	March 31, 1999


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Three Months          Year Ended
                                Ended March 31,         December 31,
                                     1999                  1998

   Administrative expenses          $ 18,000             $ 36,000



      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.




                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1998, the partnership had $295,485 in cash and cash equivalents. This represents 6.08% of capital raised. At March 31, 1999, the Partnership had $280,237 in cash and cash equivalents. This represents 5.77% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1999.

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

	On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. The mortgage holder,Mass Mutual, has continued to extend the mortgage. A refinancing will occur when the vacant space is released and the pollution problem with Ted's Cleaners is resolved. The State of Tennessee has promulgated rules and regulations pertaining to state wide pollution problems. Ted's Cleaners has made application to the Industry "Super Fund" to obtain money to clean up the pollution. The problem should be addressed this spring.
Hopefully, there will be a final resolution this year.

	Haverty's moved from the center at the end of October, 1997. We have reached an agreement with T. J. Maxx/Marshalls for 28,300 sq. ft.. Plans call for the store to open November 8, 1998. Our Partnership has completed work on the space which includes tear out, removal of existing fixtures, providing a separate meter, upgrading the electrical supply, and putting the HVAC in good working order. The tenant was responsible for the completion of any work to make the space suitable for the tenant. As our Partnership does not have extensive reserves, the tenant has fronted the cost of this and the Partnership will repay the amount from the first two years lease payments. The term of the lease is 10 years. Lease payments will yield approximately $50,000 more revenue to the Partnership each year after the first two years than received from the lease with Haverty's. However, for the next two years, this center will only break even on a cash flow basis. The Partnership has paid debt service on a current basis.


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

	The partnership contributed 3310 West End office building to a new partnership in July 1995. A major reason for this was we had one tenant, Gresham and Smith, leasing 65,000 square feet out of a total of 107,000 square feet with their lease ending in 1998. They terminated their lease and moved from the building. However, the total space has been re-leased.

	Our contribution of 3310 in 1995 to the new partnership with Prudential Life Insurance paying off the mortgage was a wise decision. It now enables that partnership to have sufficient cash flow to pay their these costs. If we had not made that change, our partnership would not have the cash flow to pay these expenses and the partnership would stand a good chance of losing the building.




Properties in Raleigh, NC

	These properties consist of one 110,000 sq. ft. building (Center
98) and four sq. ft. buildings (Park). These buildings are operating accounting to schedule. Prudential Life Insurance Company has funded the partnership with approximately 7,280,000 to build a garage and a new 55,600 sq. ft. building which was completed at the end of 1998. Approximately 95% of this space has been already pre-leased. The new parking garage will have 178 spaces.

	In the next couple of months a nationally known brokerage firm will be retained to determine the market value of the office buildings and secure any interest in the purchase of them.

	With the circumstances regarding the shopping center and the $1,000,000 payment due on the 3310 Office Building, it does not appear there will be any cash distribution in 1999 from operations. However, if the study and interest regarding the office buildings prove positive, there is a possibility of one or more sales of the office buildings. The Partnership would make distributions to the partners if this occurs.








                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 1999 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$222,044	$ 96,922	$318,966

Operating expenses	72,270	18,000	 90,270
Interest	87,450	-	 87,450
Depreciation & amortization	 40,310	  2,607	 42,917
		200,030	 20,607	220,637

Net income (loss)	22,014	76,315	98,329

Partnership share	                  66.67%	        100%

Partnership net income	$ 14,676	$ 76,315	$ 90,991

Partnership operating
	cash flow	$(63,360)	$ 78,922	$ 15,562


		Operational results for the comparable three month period ended March 31, 1998 were:

                                 Bellevue  Partnership     Total

Revenues	$188,105	$ 47,831	$235,936

Operating expenses	52,594	-	 52,594
Interest	88,721	-	88,721
Depreciation & amortization	 38,858	  2,607	 41,465
		180,173	  2,607	182,780

Net income (loss)	7,932	45,224	53,156

Partnership share                  	66.23%	        100%

Partnership net income (loss)	$  5,288	$ 45,224	$ 50,512

Partnership operating
	cash flow	$(36,611)	$ 47,831	$ 11,220









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


	U.S. REALTY INCOME PARTNERS L.P.
	By:	Vanderbilt Realty Joint Venture,
		The General Partner

	By:	Vanderbilt Realty Associates, Inc.
		Its Managing General Partner

	By:	s/n  Robert Bond Miller
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


May 7, 1999






?






1


120
8

See Accountants' Compilation Report & Notes to Financial Statements.
17