Form 10-Q
period 1998-03-31
US REALTY INCOME PARTNERS LP
filed 1999-05-25
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998


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

                     YES    X          NO










                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         	3

           Compilation Report                                           	4

           Balance Sheets at March 31, 1998 and December
           31, 1997                                                     	5

           Statements of Partnership Equity for the period
           January 1, 1997 through March 31,1998                   		6

           Statements of Operations for the three months
           ended March 31,1998 and 1997                     			7

           Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997                                  	8

           Notes to Financial Statements                           	 9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    	 11 - 13

PART II    Other Information

Item 1.    Legal Proceedings                                        	 14

Item 2.    Changes in Securities              	                          14

Item 3.    Default Upon Senior Securities                                  14

Item 4.    Submissions of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 15







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 1998 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 1998 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report, as reported on Form 10-K.

































                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 50507
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of March 31, 1998 and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 1996, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 27, 1998, but they have not performed any auditing procedures since that date.

April 23, 1998



                                    Osborne & Co., P.C
						Certified Public Accountants





	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	BALANCE SHEETS

                                          Unaudited            Audited
                                          March 31,          December 31,
                                             1997               1997
                  ASSETS

CASH                                      $  471,747        $  477,135

TENANT RECEIVABLES                             2,022             1,996

PREPAID ADMINISTRATIVE FEES

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,463,533 and $1,424,675                3,846,394         3,885,251

INVESTMENT IN LIMITED PARTNERSHIP              1,000             1,000

OTHER ASSETS                                 251,306           256,080

     TOTAL ASSETS                         $4,572,469        $4,621,462


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    1,290        $    1,187

ACCRUED EXPENSES                              34,904           120,548

NOTES PAYABLE                              3,540,497         3,557,105

     TOTAL LIABILITIES                     3,576,691         3,678,840

MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   100,281)      (   102,925)

PARTNERSHIP EQUITY
  General Partners, no units authorized  (   181,574)      (   184,100)
  Limited Partners, 4,858 units
    authorized, issued, and outstanding    1,277,633         1,229,647

     TOTAL PARTNERSHIP EQUITY                995,778           942,622

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,572,469        $4,621,462

                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

	Period from January 1, 1997 to March 31, 1998


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1997        $1,225,785    ($184,303)   $1,041,482

Net loss                         (     3,862)   (     203)  (     4,065)

Balance at December 31, 1997       1,229,647    ( 184,100)    1,045,547

Net income (loss)                     47,986        2,526        50,512

Balance at March 31, 1998         $1,277,633    ($181,574)   $1,096,059




	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)
	STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 1998 and 1997

                            Unaudited    Unaudited
                            3 Months     3 Months
                              1998         1997
      Revenues
  Rental income             $ 167,650    $ 192,194
  CAM reimbursements           16,516       27,223
  Miscellaneous                     0            0
  Interest income               4,426          840
                              188,592      220,257
Expenses
  Interest                     88,721       89,910
  Loan costs                        0        1,500
  Professional fees             1,942        3,026
  Depreciation                 38,854       38,845
  Amortization                  2,607        3,440
  Property taxes               18,872       17,012
  Leasing & admin.              8,917       14,150
  Management fees               7,339        8,341
  Repairs                       9,731       10,435
  Insurance                     5,793        5,023

                              182,780      191,682
Net Income Before
  Minority Partner's
    Share of Income             5,812       28,574

Minority Partner's
  Interest in
    Operating Profit       (    2,644)   (  14,277)

Income (Loss) from
  Operations                    3,168       14,297

Income from Investment
  in Joint Venture             47,344       30,709

Net Income (Loss)           $  50,512    $  45,006

Net Income (Loss) per
  Unit                      $    9.88    $    8.80
Weighted Average
  Number of Units               4,858        4,858
	U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited         Unaudited
                                             Three Months      Three Months
                                                Ending            Ending
                                            March 31, 1998    Sept. 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 50,512         $ 45,006
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership               2,644           14,277
      Depreciation                               38,858           28,845
      Amortization                                2,607            3,440
      (Increase) decrease in:
        Tenant receivables                    (      26)           3,601
	Prepaid administrative fees			     0        (   9,000)
        Other assets                              2,166            2,166
      Increase (decrease) in:
        Accounts payable                            103           31,424
        Accrued expenses                      (  86,231)       (  51,035)
        Tenant Deposits                             587                0
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                   11,220           87,724

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Limited Partnership              -                -

NET CASH PROVIDED BY INVESTING ACTIVITIES             -                -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  16,608)       (  11,319)

  NET CASH USED IN FINANCING ACTIVITIES       (  16,608)       (  11,319)

NET INCREASE (decrease) IN CASH/EQUIVALTNES   (   5,388)          76,405

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     477,135          291,829

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 471,747        $ 368,234

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $  88,721        $  89,910








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
	March 31, 1998

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1997 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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






	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	March 31, 1998


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Three Months           Year Ended
                                Ended March 31,         December 31,
                                     1998                  1997

   Administrative expenses          $    -0-              $ 36,000



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


                                 U.S. REALTY INCOME PARTNERS L.P.
                                 By:  Vanderbilt Realty Joint Venture,
                                      the General Partner

                                 By:  Vanderbilt Realty Associates, Inc.
                                      its Managing General Partner


                                 By:      Robert Bond Miller
                                      Robert Bond Miller
                                      President, Director, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chief Accounting Officer



November 12, 1997











	See Accountants' Compilation Report and Notes to Financial Statements.