Form 10-Q
period 1998-06-30
US REALTY INCOME PARTNERS LP
filed 1999-05-25
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998


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

                     YES    X          NO










                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                         	  3

           Compilation Report                                           	  4

           Balance Sheets at June 30, 1998 and December
           31, 1997                                                     	  5

           Statements of Partnership Equity for the period
           January 1, 1997 through June 30,1998                   		  6

           Statements of Operations for the three months
           and six months ended June 30,1998 and 1997                      7

           Statements of Cash Flows for the six months ended
           June 30, 1998 and 1997                                          8

           Notes to Financial Statements                           	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                        	 16

Item 2.    Changes in Securities              	                         16

Item 3.    Default Upon Senior Securities                                 16

Item 4.    Submissions of Matters to a Vote of Security Holders           16

Item 5.    Other Information                                              16

Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 1998 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 1998 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of June 30, 1998 and the related statements of operations, partnership equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

July 17, 1998



				            Osborne & Co., P.C
						Certified Public Accountants






	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	BALANCE SHEETS

                                          Unaudited            Audited
                                           June 30,          December 31,
                                             1998               1997
                  ASSETS

CASH                                      $  444,990        $  477,135

TENANT RECEIVABLES                             5,484             1,996

PREPAID ADMINISTRATIVE FEES

PROPERTY AND IMPROVEMENTS, net of
  accumulated depreciation of
  $1,502,391 and $1,424,675                3,807,536         3,885,251

INVESTMENT IN LIMITED PARTNERSHIP              1,000             1,000

OTHER ASSETS                                 246,533           256,080

     TOTAL ASSETS                         $4,505,543        $4,621,462


       LIABILITIES AND PARTNERSHIP EQUITY

ACCOUNTS PAYABLE                          $    1,805        $    1,187

ACCRUED EXPENSES                              53,776           120,548

NOTES PAYABLE                              3,527,681         3,557,105

     TOTAL LIABILITIES                     3,583,262         3,678,840

MINORITY PARTNER'S INTEREST IN JOINT
  VENTURE                                (   113,233)      (   102,925)

PARTNERSHIP EQUITY
  General Partners, no units authorized  (   184,602)      (   184,100)
  Limited Partners, 4,858 units
    authorized, issued, and outstanding    1,220,116         1,229,647

     TOTAL PARTNERSHIP EQUITY                922,281           942,622

  TOTAL LIABILITIES & PARTNERSHIP EQUITY  $4,505,543        $4,621,462


                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                    STATEMENTS OF PARTNERSHIP EQUITY

	Period from January 1, 1997 to June 30, 1998


                                      Limited     General
                                     Partners     Partner       Total

Distributive share of
  net earnings                         95%           5%          100%

Balance at January 1, 1997        $1,225,785    ($184,303)   $1,041,482

Net income                             3,862          203         4,065

Balance at December 31, 1997       1,229,647    ( 184,100)    1,045,547

Net income 				      ( 9,531)   (     502)  (    10,003)

Balance at June 30, 1998          $1,220,116    ($184,602)   $1,035,514





	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)
	STATEMENTS OF OPERATIONS

	For the Three Months and Six Months Ended June 30, 1998 and 1997

                            Unaudited    Unaudited   Unaudited    Unaudited
                            3 Months     3 Months    6 Months     6 Months
                              1998         1997         1998         1997

Revenues
  Rental income             $ 115,569    $ 149,868 	$283,219	$ 342,062
  CAM reimbursements           15,881       30,921 	  32,396	   58,144
  Miscellaneous                   178          144 	     178	      144
  Interest income               5,274          958 	   9,700        1,798
                              136,902      181,891 	 325,494	  402,148
Expenses
  Interest                     88,412       59,780	 177,133 	  149,690
  Loan costs                        0            0 	       0	    1,500
  Professional fees            12,295           31       14,237	    3,057
  Depreciation                 38,858       38,845     	  77,715	   77,691
  Amortization                  2,607        2,607  	   5,214	    6,047
  Property taxes               18,872       17,012  	  37,745	   34,023
  Leasing & admin.             32,699       21,618  	  41,615	   35,768
  Management fees               4,781        6,394  	  12,120	   14,735
  Repairs                       8,934       10,755  	  18,665	   21,190
  Insurance                     2,941        2,515  	   8,734        7,538

                              210,398      159,557  	 393,179      351,239
Net Income Before
  Minority Partner's
    Share of Income         (  73,496)      22,334     ( 67,685)	   50,909

Minority Partner's
  Interest in
    Operating Profit           12,952   (    10,304)     10,308    (   24,581)

Income (Loss) from
  Operations                (  60,544)       12,030    ( 57,377)	    26,328

Income from Investment
  in Joint Venture                  0             0      47,344        30,709
Net Income (Loss)           ($ 60,544)    $ 12,030    ($10,033)    $  57,037
Net Income (Loss) per
  Unit                      ($  11.84)     $   2.35     ($ 1.96)    $   11.15

Weighted Average
  Number of Units               4,858         4,858       4,858         4,858









		         U.S. REALTY INCOME PARTNERS L.P.
                         (A LIMITED PARTNERSHIP)

                        STATEMENTS OF CASH FLOWS

                                              Unaudited         Unaudited
                                             Six Months         Six Months
                                                Ending            Ending
                                           June 30, 1998    June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           ($ 10,033)        $ 57,037
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority partner's interest in net loss
        of consolidated partnership           (  10,308)          24,581
      Depreciation                               77,715           77,691
      Amortization                                5,214            6,047
      (Increase) decrease in:
        Tenant receivables                    (   3,488)        (  2,041)
	  Other assets					 4,332			4,332
      Increase (decrease) in:
        Accounts payable                            618        (     888)
        Accrued expenses                      (  67,358)       (  34,024)
        Tenant Deposits                             587                0
 CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash provided by (used in)             (   2,721)        132,735

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage note                   (  29,424)       (  19,026)

  NET CASH USED IN FINANCING ACTIVITIES       (  29,424)       (  19,026)

NET INCREASE (decrease) IN CASH/EQUIVALENTS   (  32,145)         113,709

CASH & CASH EQUIVALENTS AT BEGINNING PERIOD     477,135          291,829

CASH & CASH EQUIVALENTS AT END OF PERIOD      $ 444,990        $ 405,538

SUPPLEMENTAL DISCLOSURES:

  INTEREST PAID                               $ 177,133        $ 149,690










                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1998

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








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	June 30, 1998


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months            Year Ended
                                Ended March 31,         December 31,
                                     1998                  1997

   Administrative expenses          $ 22,500             $ 36,000



      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1997, the partnership had $477,135 in cash and cash equivalents. This represents 9.08% of capital raised. At June 30, 1998, the Partnership had $444,990 in cash and cash equivalents. This represents 9.2% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1998.

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

	On February 1, 1989, the joint venture obtained a $3,800,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 10% per annum and requires monthly installments of interest only through February 1, 1991. Monthly debt service was $31,667 until March 1991 at which time monthly installments of principal and interest rose to $33,743. The loan became due on February 1, 1997. However, the lender has extended the maturity date, with the expectation of additional extensions. The Partnership is currently negotiating refinancing this loan. A refinancing will occur when the vacant space is released and the pollution problem with Ted's Cleaners is financed. The State of Tennessee has promulgated rules and regulations pertaining to state wide pollution problems. Ted's Cleaners has made application to the Industry "Super Fund" to obtain money to clean up the pollution. The problem should be addressed this spring. Hopefully, there will be a final resolution this year.

	Haverty's moved from the center at the end of October, 1997. We have reached an agreement with T. J. Maxx/Marshalls for 28,300 sq. ft. and the lease has been negotiated. Our Partnership will complete work on the space with includes tear out, removal of existing fixtures, providing a separate meter, upgrading the electrical supply and putting the HVAC in good working order.
The tenant will be responsible for the completion of any work to make the space suitable to the tenant. As our Partnership does not have extensive reserves, the tenant will front the cost of this and the Partnership will repay the amount from the first two years lease payments. The term of the lease is 10 years. Lease payments will yield approximately $50,000 more revenue to the Partnership each year after the first two years than received from the lease with Haverty's. However, for the next two years, this center will only break even on a cash flow basis. The Partnership has paid debt service on a current basis.


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









Properties in Raleigh, NC

	These properties consist of one 110,000 sq. ft. building (Center 98) and four sq. ft. buildings (Park). These buildings are operating accounting to schedule. Prudential Life Insurance Company has funded the partnership with approximately 7,280,000 to build a garage and a new 55,600 sq. ft. building which should be completed by the end of 1998. Approximately 25% of this space has been already pre-leased. The new parking garage will have 178 spaces.

	In the next couple of months a nationally known brokerage firm will be retained to determine the market value of the office buildings and secure any
interest in the purchase of them.  	A report will be made when there is any
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










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 1998 are summarized below.

                          Bellevue         Partnership     Total

Revenues                  $324,266          $ 48,572      $372,838

Operating expenses         100,073            33,044       133,117
Interest                   177,133              -          177,133
Depreciation & amort.       77,715             5,214        82,929
                           354,921            38,258       393,179

Net income (loss)          (30,655)           10,314       (20,341)

Partnership share           66 2/3%              100%

Partnership net income   ($ 20,347)         $ 10,314     ($ 10,033)

Partnership Oper. cash
  flow                   ($ 17,275)         $ 14,554     ($  2,721)

          Operational results for the comparable six month period ended June 30, 1997 were:
                          Bellevue         Partnership      Total

Revenues                  $401,220          $ 31,637      $432,857

Operating expenses          99,264            18,547       117,811
Interest                   149,690              -          149,690
Depreciation & amort.       78,524             5,214        83,738
                           327,478            23,761       351,239

Net income (loss)           73,742             7,876        81,618

Partnership share           66 2/3%              100%

Partnership net income
  (loss)                  $ 49,161          $  7,876      $ 57,037

Partnership Operating
  cash flow               $119,645          $ 13,090      $132,735




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



August 7, 1998


















17