Form 10-Q
period 1998-09-30
US REALTY INCOME PARTNERS LP
filed 1999-05-25
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998



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





                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at September 30, 1998 and December
           31, 1997                                                	  5

           Statements of Operations for the three months
           and nine months ended September 30,1998 and 1997               6

           Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1997                                    7

     Statements of Partnership Equity for the period
           January 1, 1997 through September 30, 1998         	        8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                       	 16

Item 2.    Changes in Securities                                         16

Item 3.    Default Upon Senior Securities                                16

Item 4.    Submissions of Matters to a Vote of Security Holders          16
Item 5.    Other Information                                             16


Item 6.    Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                               17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 1998 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 1998 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

October 26, 1998



				            Osborne & Co., P.C
						Certified Public Accountants




U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                                   September 30,   December 31,
                                       1998            1997

             Assets

Cash				                            $  353,425   $  477,135

Tenant receivables	                      5,823	       1,996

Property & improvements, net of
	accumulated depreciation of
	$1,541,248 and $1,424,675          	3,825,983	   3,885,251

Investment in limited partnership	       1,000	       1,000

Other assets		                         296,960	     256,080

	Total Assets	                     $ 4,483,191  $ 4,621,462

	Liabilities & Partnership Equity

Accounts payable	                  $    33,860  $     1,187

Accrued expenses	                       72,649	     120,548

Notes payable 	                      3,514,751    3,557,105

	Total Liabilities	                  3,621,260	   3,678,840

Minority partner's interest in JV	    (125,573) 	  (102,925)

Partnership equity
Gen. Partners, no units authorized	   (187,002) 	  (184,100)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	                   1,174,506	   1,229,647

	Total Partnership Equity              861,931	     942,622

	Total Liabilities & Partnership
		Equity	                          $ 4,483,191  $ 4,621,462







U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Nine Months Ended
September 30, 1998 and 1997

           			    Unaudited   Unaudited  Unaudited  Unaudited
			                3 Months    3 Months   9 Months   9 Months
 			                 1998        1997       1998       1997
Revenues
	Rental income   	$111,288   	$156,227   	$394,508   $498,288
	CAM reimbursements 13,578      27,223      45,974    	85,366
	Miscellaneous	        349	       -	           527	       144
	Interest income	    4,514	        821	     14,214      2,619

		                 129,729	    184,271	    455,223    586,417
Expenses
	Interest	          88,300	    119,171	    265,433    268,860
	Loan costs	             -	        500	         -	      2,000
	Professional fees	  3,554      15,095	     17,792    	18,152
	Depreciation	      38,858	     38,845	    116,573    116,536
	Amortization	       2,607	      2,607	      7,821	     8,655
	Property taxes	    18,872	     17,012	     56,617    	51,035
	Leasing & admin.	  21,871	     23,808	     63,486    	59,576
	Management fees	    4,797       6,433	     16,917    	21,168
	Repairs	           11,239	      6,713	     29,904    	27,903
	Insurance	            (19)	         1	      8,715      7,539

		                 190,079	    230,185	    583,258    581,424
Net income before
minority partner's
share of income    (60,350)	   (45,914)  	(128,035)	    4,993

Minority partner's
interest in operating
	profit	            12,340	      3,406	     22,648    (21,174)

Inc (Loss) from
	operation	        (48,010)	   (42,508)  	(105,387)   (16,181)

Income from investment
	in Joint Venture	       -	         -	      47,344     30,709

Net Income (Loss) $(48,010)   	$(42,508) 	$(58,043)  $ 14,528

Net Inc. (Loss) per
	Unit	             $ (9.39)    	$ (8.31)	  $(11.35)   $  2.84

Weighted Average
	No. of Units	       4,858	       4,858	     4,858      4,858

U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             9 Months   9 Months
                                              Ending     Ending
                                              9/30/98   9/30/97
Cash Flows From Operating Activities
	Net income (loss)	                        $ (58,043)	$  14,528
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	                              (22,648)    21,174
		Depreciation	                              116,573	   116,536
		Amortization	                                7,821      8,655
		(Increase) decrease in:
			Tenant receivables	                        (3,827)	   (4,323)
			Other assets	                             (48,703)	    6,497
		Increase (decrease) in:
			Accounts payable	                          32,673	    (2,535)
			Accrued expenses	                         (48,486)	  (17,012)
			Tenant deposits	                              587	      -
	Net cash provided by (used in)
		operating activities	                      (24,053)	  143,520

Cash Flows From Investing Activities
	Purchase of property and improvements       (57,304)     -
	Net cash provided by (used in)
		investing activities	                      (57,304)	      -

Cash Flows From Financing Activities
	Payments on mortgage note	                  (42,353)	  (34,825)
	Net cash provided by (used in)
		financing activities	                      (42,353)	  (34,825)

Net increase (decrease) in cash
	and cash equivalents	                      (123,710)	  108,695

Cash & cash equivalents at beginning
	of period	                                  477,135	  291,829

Cash & cash equivalents at end of period	   $353,425	 $400,524

Supplemental Disclosures
	Interest paid	                             $265,433	 $268,860






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1997 to September 30, 1998



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	  95%	          5%     	100%

Balance at January 1, 1997	    $1,225,785  $(184,303)  $1,041,482

Net loss	                           3,862	       203	       4,065

Balance at December 31, 1997	   1,229,647   (184,100)   1,045,547

Net income (loss)	                (55,141)    (2,902)     (58,043)

Balance at September 30, 1998	 $1,174,506  $(187,002)  $  987,504








                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                            September 30, 1998

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







	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	September 30, 1998


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Nine Months          Year Ended
                               Ended September 30,     December 31,
                                     1998                  1997

   Administrative expenses          $ 40,500             $ 36,000



      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.




                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1997, the partnership had $477,135 in cash and cash equivalents. This represents 9.08% of capital raised. At September 30, 1998, the Partnership had $353,425 in cash and cash equivalents. This represents 7.3% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1998.

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

	Haverty's moved from the center at the end of October, 1997. We have reached an agreement with T. J. Maxx/Marshalls for 28,300 sq. ft.. Plans call for the store to open November 8, 1998. As our Partnership does not have extensive reserves, the tenant did front the cost of this and the Partnership will repay the amount from the first two years lease payments. The term of the lease is 10 years. Lease payments will yield approximately $50,000 more revenue to the Partnership each year after the first two years than received from the lease with Haverty's.
 However, for the next two years, this center will only break even on a cash flow basis. The Partnership has paid debt service on a current basis.


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








Properties in Raleigh, NC

	These properties consist of one 110,000 sq. ft. building (Center
98) and four sq. ft. buildings (Park). These buildings are operating accounting to schedule. Prudential Life Insurance Company has funded the partnership with approximately 7,280,000 to build a garage and a new 55,600 sq. ft. building which should be completed by the end of 1998. Approximately 50% of this space has been already pre-leased.
The new parking garage will have 178 spaces.

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








                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 1998 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	                        $453,218	   $ 49,349	  $502,567

Operating expenses	               138,976	     54,455	   193,431
Interest                     	    265,433	          -	   265,433
Depreciation & amortization	      116,573	      7,821	   124,394
		                                520,982	     62,276	   583,258

Net income (loss)	                (67,764)    (12,927)   (80,691)

Partnership share	                 66.67%	     	100%

Partnership net income	          $(45,116)   $(12,927)  $(58,043)

Partnership operating
	cash flow	                      $(18,947)   $ (5,106)  $(24,053)


		Operational results for the comparable nine month period ended September 30, 1997 were:

                                 Bellevue  Partnership     Total

Revenues	                        $585,069	  $ 32,057	  $617,126

Operating expenses	               136,150	    51,223	   187,373
Interest	                         268,860	         -	   268,860
Depreciation & amortization	      116,536	     8,655	   125,191
		                                521,546	    59,878	   581,424

Net income (loss)	                 63,523	   (27,821)	   35,702

Partnership share	                 66.67%	     	100%

Partnership net income (loss)	   $ 42,349	  $(27,821)	 $ 14,528

Partnership operating
	cash flow	                      $162,686	 $ (19,166)	 $143,520









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


November 4, 1998