Form 10-Q
period 1999-06-30
US REALTY INCOME PARTNERS LP
filed 1999-08-11
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999


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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at June 30, 1999 and December
           31, 1998                                                	  5

           Statements of Operations for the three months
           and six months ended June 30, 1999 and 1998              6

           Statements of Cash Flows for the six months ended
           June 30, 1999 and 1998                                   7

     Statements of Partnership Equity for the period
           January 1, 1998 through June 30, 1999                    8


           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 14

PART II    Other Information

Item 1.    Legal Proceedings                                       	 15

Item 2.    Changes in Securities                                    15

Item 3.    Default Upon Senior Securities                           15

Item 4.    Submissions of Matters to a Vote of Security Holders     15

Item 5.    Other Information                                        15

Item 6.    Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                          16







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 1999 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 1999 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of June 30, 1999 and the related statements of operations, partnership equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 1998, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 26, 1999, but they have not performed any auditing procedures since that date.


June 23, 1999



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                   June 30,    December 31,
                                        1999          1998

             Assets

Cash				$  210,528	$  295,485

Tenant receivables                     124,164		32,901

Property & improvements, net of
	accumulated depreciation of
	$1,657,797 & $1,580,106	3,652,130	3,729,821

Investment in limited partnership	1,000	1,000

Other assets		   537,303	   413,928

	Total Assets	$ 4,525,125	$ 4,473,135

	Liabilities & Partnership Equity

Accounts payable	$    61,673	$       874

Accrued expenses	55,145	123,474

Notes payable 	    3,477,825	  3,505,577

	Total Liabilities	  3,594,643	  3,629,925

Minority partner's interest in JV	(122,301)	(130,529)

Partnership equity
	Gen. Partners, no units authorized	(183,738)	(187,690)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,236,521	  1,161,429

	Total Partnership Equity	    930,482	    843,210

	Total Liabilities & Partnership
		Equity	$ 4,525,125	$ 4,473,135







U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Six Months Ended
June 30, 1999 and 1998


                        Unaudited   Unaudited   Unaudited   Unaudited
                        3 Months    3 Months    6 Months    6 Months
                            1999       1998        1999        1998

Revenues
	Rental income	$ 155,953	$ 115,569	$ 362,999	$ 283,219
	CAM reimbursements	15,446	15,881	28,775	32,396
	Miscellaneous	59	178	59	178
	Interest income	  1,719	   5,274	   4,276	   9,700

		173,177	136,902	396,109	325,494

Expenses
	Interest	58,043	88,412	145,493	177,133
	Professional fees	13,576	12,295	14,176	14,237
	Depreciation	38,846	38,858	77,691	77,715
	Amortization	4,072	2,607	8,143	5,214
	Property taxes	19,557	18,872	39,114	37,745
	Leasing & admin.	7,962	32,699	46,957	41,615
	Management fees	9,579	4,781	16,668	12,120
	Repairs	29,959	8,934	49,706	18,665
	Insurance	   2,143	   2,941	   6,426	   8,734

		 183,737	 210,398	 404,374	 393,179

Net income before minority partner's
	share of income	(10,560)	(73,496)	(8,265)	(67,685)

Minority partner's interest in
	operating profit	  (1,387)	  12,952	  (8,725)	  10,308

Inc (Loss) from operation	(11,947)	(60,544)	(16,990)	(57,377)

Income from investment in
	Joint Venture	       0	       0	  96,034	  47,344

Net Income (Loss)	$ (11,947)	$ (60,544)	$  79,044	$ (10,033)

Net Inc (Loss) per unit$   (2.34)  $  (11.84)   $  15.46    $   (1.96)

Weighted Average
	Number of Units	   4,858	   4,858	   4,858	   4,858

U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             6 Months   6 Months
                                              Ending     Ending
                                              6/30/99   6/30/98
Cash Flows From Operating Activities
	Net income (loss)	$ 79,044	$(10,033)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	8,228     (10,308)
		Depreciation	77,691	77,715
		Amortization	8,143	5,214
		(Increase) decrease in:
			Tenant receivables	(91,263)    ( 3,488)
			Other assets	9,180	4,332
		Increase (decrease) in:
			Accounts payable	60,799	618
			Accrued expenses	(39,115)	(67,358)
			Accrued interest payable	(29,213)	0
			Tenant deposits	     0	   587
	Net cash provided by (used in)
		operating activities	83,494	(2,721)


Cash Flows From Financing Activities
	Mortgage loan costs	(125,700)	0
	Receivable from joint	(15,000)	0
	Payments on mortgage note	(27,751)	 (29,424)
	Net cash provided by (used in)
		financing activities	(168,451)	 (29,424)

Net increase (decrease) in cash
	and cash equivalents	(84,957)    (32,145)

Cash & cash equivalents at beginning
	of period	 295,485	 477,135

Cash & cash equivalents at end of period	$210,528	$444,990

Supplemental Disclosures
	Interest paid	$145,493	$177,133






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1998 to June 1999



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1998	$1,229,647	$(184,100)	$1,045,547

Net loss	  (68,218)	  (3,590)	  (71,808)

Balance at December 31, 1998	1,161,429	(187,690)	973,739

Net income (loss)	   75,092	   3,952	   79,044

Balance at June 30, 1999	$1,236,521	$(183,738)	$1,052,783









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 1999

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

	Unaudited
	June 30, 1999


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months          Year Ended
                              Ended June 30,         December 31,
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





                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1998, the partnership had $295,485 in cash and cash equivalents. This represents 6.08% of capital raised. At June 30, 1999, the Partnership had $210,528 in cash and cash equivalents. This represents 4.33% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1999.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property is currently 100% leased. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

	On July 1, 1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,656. The loan fully amortizes over 15 years. After paying off Mass Mutual, the partnership has enough cash to pay for the improvements made to the T.
J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This will result in T. J. Maxx beginning monthly rental payments in August 1999.

The lender required the Partnership to purchase insurance to cover any pollution problems. Efforts will be made to recover the premiums from Ted's Cleaners. Work will continue throughout the summer cleaning up the site.


T. J. Maxx/Marshalls moved into the center in November 1998 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from
T. J. Maxx will increase the gross cash flow from the center by approximately $50,000 a year over the previous tenant.


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

	A nationally-known brokerage firm (Rockwood) has been retained to market the office buildings. Plans call for all offers to be reviewed prior to September. If accepted, some or all of the properties would be sold before year end. There is no assurance that any offer will be acceptable.






                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 1999 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$393,867	$ 98,276	$492,143

Operating expenses	141,579	31,468	173,047
Interest	145,493	-	145,493
Depreciation & amortization	 80,620	  5,214	 85,834
		367,692	 36,682	404,374

Net income (loss)	26,175	61,594	87,769

Partnership share	                  66.67%	        100%

Partnership net income	$ 17,450	$ 61,594	$ 79,044

Partnership operating
	cash flow	$ 16,686	$ 66,808	$ 83,494


		Operational results for the comparable six month period ended June 30, 1998 were:

                                 Bellevue  Partnership     Total

Revenues	$324,266	$ 48,572	$372,838

Operating expenses	100,073	33,044     133,117
Interest	177,133	-	177,133
Depreciation & amortization	 77,715	  5,214	 82,929
		354,921	 38,258	393,179

Net income (loss)	(30,655)	10,314	(20,341)

Partnership share                  	66.67%	        100%

Partnership net income (loss)	($ 20,347)	$ 10,314	($ 10,033)

Partnership operating
	cash flow	$(17,275)	$ 14,554	($  2,721)









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
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


July 24, 1999







?






1


120
8

See Accountants' Compilation Report & Notes to Financial Statements.
16