Form 10-Q
period 1999-09-30
US REALTY INCOME PARTNERS LP
filed 1999-11-08
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999


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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I      Financial Information


Item l.    Financial Statements                                    	      3

           Compilation Report                                      	      4

           Balance Sheets at September 30, 1999 and December
           31, 1998                                                	      5

           Statements of Operations for the three months
           and nine months ended September 30, 1999 and 1998             6

	     Statements of Cash Flows for the nine months ended
           September 30, 1999 and 1998                                    7

     Statements of Partnership Equity for the period
           January 1, 1998 through September 30, 1999                    8


           Notes to Financial Statements                     	        9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	       11 - 14

PART II    Other Information

Item 1.    Legal Proceedings                                       	      15

Item 2.    Changes in Securities                                         15

Item 3.    Default Upon Senior Securities                                15

Item 4.    Submissions of Matters to a Vote of Security Holders          15

Item 5.    Other Information                                             15

Item 6.    Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                               16







                     PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          The following balance sheet at September 30, 1999 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 1999 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of September 30, 1999 and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


October 28, 1999



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                September 30,  December 31,
                                        1999          1998

             Assets

Cash				$  355,299	$  295,485

Escrow deposits	402,144	0

Tenant receivables	146,749	32,901

Property & improvements, net of
	accumulated depreciation of
	$1,696,643 and $1,580,106	3,613,284	3,729,821

Investment in limited partnership	1,000	1,000

Other assets		   527,198	   413,928

	Total Assets	$ 5,045,674	$ 4,473,135

	Liabilities & Partnership Equity

Accounts payable	$    2,618	$       874

Accrued expenses	70,949	123,474

Notes payable 	    4,113,019	  3,505,577

	Total Liabilities	  4,186,586	  3,629,925

Minority partner's interest in JV	(136,932)	(130,529)

Partnership equity
	Gen. Partners, no units authorized	(183,576)	(187,690)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,182,596	  1,161,429

	Total Partnership Equity	    859,088	    843,210

	Total Liabilities & Partnership
		Equity	$ 5,045,674	$ 4,473,135





U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Nine Months Ended
September 30, 1999 and 1998

                        Unaudited   Unaudited   Unaudited   Unaudited
                        3 Months    3 Months    9 Months    9 Months
                          1999         1998        1999        1998

Revenues
	Rental income	$ 166,684	$ 111,288	$ 529,683	$ 394,508
	CAM reimbursements	14,603	13,578	43,378	45,974
	Miscellaneous	(59)	349	0	527
	Interest income	  1,247	   4,514	   5,523	   14,214

		182,475	129,729	578,584	455,223

Expenses
	Interest	107,584	88,300	253,078	265,433
	Loan costs	40,000	0	40,000	0
	Professional fees	8,090	3,554	22,266	17,792
	Depreciation	38,846	38,858	116,537	116,573
	Amortization	4,072	2,607	12,215	7,821
	Property taxes	5,352	18,872	44,466	56,617
	Leasing & admin.	30,793	21,871	77,750	63,486
	Management fees	6,889	4,797	23,557	16,917
	Repairs	12,113	11,239	61,819	29,904
	Insurance	    127	    (19)	   6,554	   8,715

		 253,866	 190,079	 658,242	 583,258

Net income before minority partner's
	share of income	(71,391)	(60,350)	(79,658)	(128,035)

Minority partner's interest in
	operating profit	  14,630	  12,340	  5,905	  22,648

Inc (Loss) from operation	(56,761)	(48,010)	(73,753)	(105,387)

Income from investment in
	Joint Venture	       0	       0	  96,034	  47,344

Net Income (Loss)	$ (56,761)	$ (48,010)	$  22,281	$ (58,043)

Net Inc (Loss) per unit$  (11.10)  $   (9.39)   $   4.36    $  (11.35)

Weighted Average
	Number of Units	   4,858	   4,858	   4,858	   4,858





U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1998 to September 30,1999



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1998	$1,229,647	$(184,100)	$1,045,547

Net loss	  (68,218)	  (3,590)	  (71,808)

Balance at December 31, 1998	1,161,429	(187,690)	973,739

Net income (loss)	   21,167	   1,114	   22,281

Balance at September 30, 1999	$1,182,596	$(186,576)	$  996,020








U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             9 Months   9 Months
                                              Ending     Ending
                                              9/30/99   9/30/98
Cash Flows From Operating Activities
	Net income (loss)	$ 22,281	$(58,043)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	(6,403)	(22,648)
		Depreciation	116,537	116,573
		Amortization	12,215	7,821
		(Increase) decrease in:
			Escrow deposits	(2,144)	0
			Tenant receivables	(113,848)    ( 3,427)
			Other assets	13,770	(48,703)
		Increase (decrease) in:
			Accounts payable	1,744	32,673
			Accrued expenses	(23,311)	(48,486)
			Accrued interest payable	(29,213)	0
			Tenant deposits	     0	   587
	Net cash provided by (used in)
		operating activities	(8,372)	(24,053)

Cash Flows From Investing Activities
	Purchase of property and improvements	      0	 (57,304)
	Net cash provided by (used in)
		investing activities	      0	 (57,304)

Cash Flows From Financing Activities
	Proceeds from refinancing	4,150,000	0
	Escrow deposits	(400,000)	0
	Mortgage loan costs	(126,880)	0
	Receivable from joint venture	(12,377)	0
	Payments on mortgage note	(3,542,558)	  (42,353)
	Net cash provided by (used in)
		financing activities	    68,185	  (42,353)

Net increase (decrease) in cash
	and cash equivalents	59,813    (123,710)

Cash & cash equivalents at beginning
	of period	 295,485	 477,135

Cash & cash equivalents at end of period	$355,298	$353,425
Supplemental Disclosures
	Interest paid				 $253,078	 $265,433
                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             September 30, 1999

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








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	September 30, 1999


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                 Nine Months          Year Ended
                               Ended June 30,         December 31,
                                     1999                  1998

   Administrative expenses          $ 36,000             $ 36,000



      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1998, the partnership had $295,485 in cash and cash equivalents. This represents 6.08% of capital raised. At September 30, 1999, the Partnership had $355,299 in cash and cash equivalents. This represents 7.31% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 1999.

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

The lender required the Partnership to purchase insurance to cover any pollution problems. Efforts will be made to recover the premiums from Ted's Cleaners. Work will continue throughout the fall cleaning up the site.


T. J. Maxx/Marshalls moved into the center in November 1998 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from
T. J. Maxx will increase the gross cash flow from the center by approximately $50,000 a year over the previous tenant.


DR/US WEST END

	In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee. The Partnership's Joint Venture partner is Daniel West End Limited Partnership, the general partner of which is the Daniel Corporation (Daniel"). The property was 95% occupied at December 31, 1997 and 1998.

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

	A nationally-known brokerage firm (Rockwood) has been retained to market the office buildings. Plans call for all offers to be reviewed prior to September. If accepted, some or all of the properties would be sold before year-end. At this time negotiations are under way with several buyers. At this time it is not possible to know the final results.




                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 1999 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$575,144	$ 99,474	$674,618

Operating expenses	218,852	57,561	276,413
Interest	253,078	-	253,078
Depreciation & amortization	120,931	  7,821	128,752
		592,861	 65,382	658,243

Net income (loss)	(17,717)	34,092	16,375

Partnership share	                  66.67%	        100%

Partnership net income	$(11,811)	$ 34,092	$ 22,281

Partnership operating
	cash flow	$(50,285)	$ 41,913	$ (8,372)


		Operational results for the comparable nine month period ended September 30, 1998 were:

                                 Bellevue  Partnership     Total

Revenues	$453,218	$ 49,349	$502,567

Operating expenses	138,976	54,455     193,431
Interest	265,433	-	265,433
Depreciation & amortization	116,573	  7,821	124,394
		520,982	 62,276	583,258

Net income (loss)	(67,764)	(12,927)	(80,691)

Partnership share                  	66.67%	        100%

Partnership net income 	$(45,116)	$(12,927)	$(58,043)

Partnership operating
	cash flow	$(18,947)	$ (5,106)	$(24,053)








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


November 8, 1999








?






1


1620
16