Form 10-K
period 1999-12-31
US REALTY INCOME PARTNERS LP
filed 2000-03-31
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                        OR

	Commission file number        33-17577

                       U.S. Realty Income Partners L.P.
	(Exact name of registrant as specified in its charter)

          Delaware                                        62-1331754
(State or other jurisdiction of                (I.R.S. Employer
Identification
incorporation or organization)                 Number)

P. O. Box 58006, Nashville, Tennessee                                37205
(Address of principal executive offices)                         (Zip
Code)

Registrant's telephone, including area code         (615)  665-5959

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

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at March 31, 2000. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	1999 FORM 10-K ANNUAL REPORT
	INDEX



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


Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 1999.




	PART II


Item 5.  Market for the Registrant's Limited Partnership Interests and
Related
       Limited Partner Matters.

     At December 31, 1999, the Partnership had admitted Limited Partners holding
4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,
                                       1999         1998          1997
Selected Income Statement Data:

     Rental Income                   $749,095    $  593,069     $  732,267

     Interest Income                    8,882        16,883          6,236

     Interest Expense                 329,425       352.958        357,889

     Operating Expense                291,593       226,415        210,126

     Income from Joint Venture         96,034        47,344         30,709

     Net Income (Loss)             $   20,571   ($   71,808)    $    4,065

     Net Income (Loss) Per
     Limited Partnership Interest  $     4.02   ($    14.04)    $      .79



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)


               	                             Year Ended December 31,
                                        1999          1998           1997

Selected Balance Sheet Data:

     Property and Improvements-Net   $3,580,711    $3,729,821
$3,885,252

     Investments in Joint Venture         1,000         1,000
1,000

     Notes Payable                    4,075,341     3,505,577
3,557,105

     Cash Distributions to Limited
     Partners                                 0             0
0

     Cash Distributions per Limited
     Partnership Interest                     0             0
0

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results
         of Operations.

     As of December 31, 1999, the Partnership had raised $4,858,000 in funds from
Limited Partners.  The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue")which was renovated in 1988. The Bellevue property is currently 100% leased. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

	On July 1, 1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,656. The loan fully amortizes over 15 years. After paying off
Mass Mutual, the partnership has enough cash to pay for the improvements made to the T. J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from T. J. Maxx will increase the gross cash flow from the center by approximately $50,000 a year over the previous tenant.




DR/US West End

	In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee.











Properties in Raleigh, NC

These properties consist of one 110,000 sq. ft. building (Center 98) and four
50,000 sq. ft. buildings (Park). These buildings are operating according to schedule. Prudential Life Insurance Company has funded the Partnership with approximately $7,280,000 to build a garage and a new 55,600 sq. ft. building which was completed at the end of 1998. Approximately 95% of this space has been leased. The new parking garage will have 178 spaces.

During early second quarter 1999, the partners of the Prudential/Daniel
Office
Venture decided to investigate the potential for a sale of the entire portfolio.
In April 1999 representatives of the partners toured the properties and each partner submitted an independent list of potential brokerage firms that could handle the sale of a $50 million portfolio located in Raleigh and Nashville.
After the review of these lists, the partners reduced the list to three qualified groups: Trammell Crow Company, Cushman & Wakefield and Rockwood Realty Associates. All three groups made presentations and were interviewed in Atlanta on May 12, 1999. All three firms were asked to make site visits and to value the portfolio. Based on such indicators as current work load/listings, national focus, regional market knowledge, past performance and pricing. Rockwood was selected on June 16, 1999.

During June and throughout July, Rockwood did an exhaustive review of the properties and of the Raleigh and Nashville markets. Introductory letters were distributed t a list of 257 national, regional and local prospective purchasers.
Forty-eight groups responded to the introductory letter, executed confidentially agreements and then received the sales package prepared by Rockwood with a portfolio price of $57,000,000. During the month of September on-site property inspections were coordinated for all of the interested purchasers. A call for offers was set for August 31. Rockwood received seven offers, two of which were for just Nashville or Raleigh. The balance of the six were for the entire portfolio. The offers ranged from $43,000,000 to $51,500,000 for the portfolio.
After analyzing the offers, the Lord Baltimore Group was selected in late September at a price of $51,500,000. Lord Baltimore's investment committee rejected the purchase due to single market exposure in Raleigh of 370,000 square feet (the Somerset Properties). The next highest offer for the entire portfolio was $49,400,000. However, the individual offers from two different prospective purchasers totaled $50,500,000 and accordingly, the partnership accepted an offer for Raleigh at $38,250,000 from Drucker and Faulk and for Nashville at $12,250,000 from Highwoods Properties. Both of the purchasers agreed on these prices, but failed to execute a purchase contract and terminated their respective interest during the month of November.

During December and January, Rockwood re-contracted the remaining prospective purchasers who had make offers, as well as other groups who were initially interested but did not make offers. Those efforts, in light of the current condition of the capital markets (fewer buyers, rising cap rates and rising interest rates), have proved fruitless. The partnership is currently evaluating whether to remarket the portfolio during 2000 or to hold the properties until a more attractive time to sell.








Liquidity and Capital Resources

	At December 31, 1999, the partnership had $393,227 in cash and cash equivalents. This represents 8.09% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2000.

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

	The assets of PruDan LLC consist of:  (1) the 3310 Office Building,
a
107,000 square foot office building in Nashville, Tennessee; (2) the
Somerset
Park Business Center, a 108,113 square foot six-story office building located in
Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-
story office building located in Raleigh, North Carolina (items 2 and 3 are
collectively referred to as the "Somerset Buildings").  The assets of
PruDan LLC
reflect indirect capital contributions from the Partnership, Daniel Realty Company ("DRC") and First Daniel Realty Development Corporation (collective, with
DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and
$31,432,500,
respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively.
The
Partnership's capital contribution consisted of its interest in the assets of the
DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital
contribution consisted of its interest in the assets of the DR/US Joint
Venture
(valued at $355,600) and is interest in the Somerset Buildings (valued at $1,775,455). Prudential's capital contribution consisted of payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totalling 1.5% of the transaction.

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

     The operational results of the Partnership for the years ended
December 31,
1999, 1998 and 1997 are summarized below:

Year Ended December 31, 1999:
                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues    		                  $ 753,150   $    100,861     $
851,011

Operating Expenses      		        234,035         57,558
291,593
Interest                   		  329,425           -          329,425
Depreciation & Amort.                  208,145         10,428
218,573
                                       771,605         67,986
839,591

Net Operating Income (Loss)	     (   18,455)         32,875       14,420

Partnership Share          		   66 2/3%           100%

Partnership Net Income (Loss)	     ($   12,304)    $   32,875    $
20,571
Partnership Cash Flow	  	      $   54,439     $   43,303     $
97,742




Year Ended December 31, 1998:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  607,244     $   50,052    $
657,296

Operating Expenses				   170,199         56,216
226,415
Interest                   		   352,958           -
352,958
Depreciation & Amort.			 __166,907      ___10,428
__177,335

                     			   690,064         66,644
756,708

Net Operating Income (Loss)          (   82,820)   (    16,592)   (
99,412)

Partnership Share          		    66 2/3%           100%

Partnership Net Loss			($  55,216)    ($   16,592)  ($
71,808)
Partnership Cash Flow			($ 175,486)    ($    6,164)  ($
181,650)



Year Ended December 31, 1997:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					 $736,661     $   32,551    $  769,212

Operating Expenses				  155,771         54,355
210,126
Interest                   		  357,889           -          357,889
Depreciation & Amort.                  166,056         10,428
176,484
Refinancing Costs                        2,500           -
2,500
                                       682,216         64,783
746,999

Net Operating Loss     		         54,445     (   32,232)
22,213

Partnership Share          	         66 2/3%           100%

Partnership Net Loss    		     $   36,297    ($   32,232)   $
4,605
Partnership Cash Flow   		     $  207,110    ($   21,804)   $
185,306




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

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 1999, the
Partnership had $393,227 in cash and cash equivalents.  This represents
8.1% of
capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the
General Partner has deemed it advisable not to make any cash distributions since
May 1990. The General Partner does not expect to make cash distributions in
2000.


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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  64
     Donald R. Zoch                                      43
     Lee Rosenberg                                       46


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


	PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-
K.

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

















14