Form 10-Q
period 2000-03-31
US REALTY INCOME PARTNERS LP
filed 2000-05-10
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000


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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I     Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at March 31, 2000 and December 31, 1999	  5

           Statements of Operations for the three months
           ended March 31, 2000 and 1999                             6

           Statements of Cash Flows for three months ended March
           31, 2000 and 1999                                        7
     Statements of Partnership Equity for the period
           January 1, 1999 through March 31, 2000             	 8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                       	 16

Item 2.    Changes in Securities                                    16

Item 3.    Default Upon Senior Securities                           16

Item 4.    Submissions of Matters to a Vote of Security Holders     16
Item 5.    Other Information                                        16


Item 6.    Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                          17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2000 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2000 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report, as reported on Form 10-K.
































                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 58006
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of March 31, 2000 and the related statements of operations, partnership equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 1999, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated January 25, 2000, but they have not performed any auditing procedures since that date.


May 3, 2000



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  March 31,    December 31,
                                        2000          1999

             Assets

Cash				$  469,150	$  393,227

Escrow deposits	52,333	18,362

Tenant receivables     	127	21,127

Property & improvements, net of
	accumulated depreciation of
	$1,744,520 and $1,735,633	3,541,824	3,580,711

Investment in limited partnership	1,000	1,000

Other assets		   911,852	   935,038

	Total Assets	$ 4,976,286	$ 4,949,465

	Liabilities & Partnership Equity

Accounts payable	$     4,343	$       462

Accrued expenses	36,380	16,032

Notes payable 	    4,036,137	  4,075,341

	Total Liabilities	  4,076,860	  4,091,835

Minority partner's interest in JV	(115,307)	(136,680)

Partnership equity
	Gen. Partners, no units authorized	(185,640)	(186,661)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,200,373	  1,180,971

	Total Partnership Equity	  1,014,733	    994,310

	Total Liabilities & Partnership
		Equity	$ 4,976,286	$ 4,949,465






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months Ended
March 31, 2000 and 1999

		           Unaudited	Unaudited
	              	           3 Months	    3 Months
	                                2000        1999
Revenues
	Rental income		$ 243,625	$ 207,047
	CAM reimbursements		14,758	13,329
	Interest income		  4,513	  2,556

				262,896	222,932

Expenses
	Interest		74,448	87,450
	Professional fees		2,850	600
	Depreciation		38,887	38,846
	Amortization		18,049	4,072
	Property taxes		21,110	19,557
	Leasing & admin.		40,728	38,994
	Management fees		10,502	7,089
	Repairs		11,434	19,747
	Utilities		2,357	0
	Insurance		    735	  4,283

				221,100	220,637

Net income before minority partner's
	share of income		41,796	2,295

Minority partner's interest
	in operating profit		(21,373)	(7,338)

Income (Loss) from
	operation		20,423	(5,043)

Income from investment
	in Joint Venture		      0	 96,034

Net Income (Loss)		$ 20,423	$ 90,991

Net Income (Loss)
	per Unit           	             $   3.99  $  17.79

Weighted Avg. No.
	of Units		   4,858	   4,858

U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             3 Months   3 Months
                                              Ending     Ending
                                              3/31/00   3/31/99
Cash Flows From Operating Activities
	Net income (loss) from operations	$ 20,423	$ (5,043)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	21,373	7,338
		Depreciation	38,887	38,846
		Amortization	18,049	4,072
		(Increase) decrease in:
			Escrow deposits	(33,971)	0
			Tenant receivables	21,000	(43,070)
			Other assets	5,138	4,589
		Increase (decrease) in:
			Accounts payable	3,881	681
			Accrued expenses	18,306	(58,672)
			Accrued interest payable	0	(29,213)
			Tenant deposits	  2,041	      0
	Net cash provided by (used in)
		operating activities	115,127	(80,472)

Cash Flows From Investing Activities
	Distribution from joint venture	      0	  96,034
	Net cash provided by (used in)
		investing activities	      0	  96,034

Cash Flows From Financing Activities
	Receivable from joint venture	0	(12,500)
	Payments on mortgage note	 (39,204)	 (18,310)
	Net cash provided by (used in)
		financing activities	 (39,204)	   (30,810)

Net increase (decrease) in cash
	and cash equivalents	75,923	(15,248)

Cash & cash equivalents at beginning
	of period	 393,227	 295,485

Cash & cash equivalents at end of period	$469,150	$280,237

Supplemental Disclosures
	Interest paid	$ 74,448	$ 87,450




U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1999 to March 31, 2000



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1999	$1,161,429	$(187,690)	$  973,739

Net earnings of 1999	   19,542	   1,029	   20,571

Balance at December 31, 1999	1,180,971	(186,661)	994,310

Net earnings of 2000	   19,402	   1,021	   20,423

Balance at March 31, 2000	$1,200,373	$(185,640)	$1,014,733









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 2000

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 1999 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	March 31, 2000


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Three Months          Year Ended
                          Ended March 31,            December 31,
                                     2000                  1999

   Administrative expenses          $ 18,000             $ 54,000


	Guarantee fees, which are related to the note payable, were paid to affiliates in the amount of $40,000 in 1999.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1999, the partnership had $393,227 in cash and cash equivalents. This represents 8.08% of capital raised. At March 31, 2000, the Partnership had $469,150 in cash and cash equivalents. This represents 9.64% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2000.

          The General Partner has deemed it advisable not to make any cash distributions since May 1990.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property is 100% leased. Lease rent from the tenants amounts to $48,367 per occupancy month. In addition, the tenants pay common area maintenance charges of $5,881 per month for a total of $54,248 per month.

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

	During early second quarter 1999, the partners of the Prudential/Daniel Office Venture decided to investigate the potential for a sale of the entire portfolio. In April 1999 representatives of the partners toured the properties and each partner submitted an independent list of potential brokerage firms that could handle the sale of a $50 million portfolio located in Raleigh and Nashville. After the review of these lists, the partners reduced the list to three qualified groups: Trammell Crow Company, Cushman & Wakefield and Rockwood Realty Associates. All three groups made presentations and were interviewed in Atlanta on May 12, 1999. All three firms were asked to make site visits and to value the portfolio. Based on such indicators as current work load/listings, national focus, regional market knowledge, past performance and pricing, Rockwood was selected on June 16, 1999.

	During June and throughout July, Rockwood did an exhaustive review of the properties and of the Raleigh and Nashville markets. Introductory letters were distributed to a list of 257 national, regional and local prospective purchasers. Forty-eight responded to the introductory letter, executed confidentially agreements and then received the sales package prepared by Rockwood with a portfolio price of $57,000,000. During the month of September on-site property inspections were coordinated for all of the interested purchasers. A call for offers was set for August 31. Rockwood received seven offers, two of which were for just Nashville or Raleigh. The balance of the six were for the entire portfolio. The offers ranged from $43,000,000 to $51,500,000 for the portfolio. After analyzing the offers, the Lord Baltimore Group was selected in late September at a price of $51,500,000. Lord Baltimore's investment committee rejected the purchase due to single market exposure in Raleigh of 370,000 square feet (the Somerset Properties). The next highest offer for the entire portfolio was $49,400,000. However, the individual offers from two different prospective purchasers totaled $50,500,000 and accordingly, the partnership accepted an offer for Raleigh at $38,250,000 from Drucker and Faulk and for Nashville at $12,250,000 from Highwood Properties. Both of the purchasers agreed on these prices, but failed to execute a purchase contract and terminated their respective interest during the month of November.

	During December and January, Rockwood re-contracted the remaining prospective purchasers who had made offers, as well as other groups who were initially interested but did not make offers. Those efforts, in light of the current condition of the capital markets (fewer buyers, rising cap rates and rising interest rates), have proved fruitless. The partnership is currently evaluating whether to remarket the portfolio during 2000 or to hold the properties until a more attractive time to sell.












                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2000 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$261,704	$ 1,192	$262,896

Operating expenses	103,808	20,908	 124,716
Interest	74,448	-	 74,448
Depreciation & amortization	 19,329	  2,607	 21,936
		197,585	 23,515	221,100

Net income (loss)	64,119	(22,323)	41,796

Partnership share	                  66 2/3%	        100%

Partnership net income	$ 42,746 	$(22,323)	$ 20,423

Partnership operating
	cash flow	$134,483	$(19,716)	$115,127


		Operational results for the comparable three month period ended March 31, 1999 were:


                                 Bellevue  Partnership     Total

Revenues	$222,044	$ 96,922	$318,966

Operating expenses	72,270	18,000	 90,270
Interest	87,450	-	87,450
Depreciation & amortization	 40,310	  2,607	 42,917
		200,030	 20,607	220,637

Net income 	22,014	76,315	98,329

Partnership share                  	66.67%	        100%

Partnership net income	$ 14,676	$ 76,315	$ 90,991

Partnership operating
	cash flow	$(63,360)	$ 78,922	$ 15,562









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


May 3, 2000







?






1


120
8

See Accountants' Compilation Report & Notes to Financial Statements.
17