Form 10-Q
period 2000-06-30
US REALTY INCOME PARTNERS LP
filed 2000-08-15
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000


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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I     Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at June 30, 2000 and December 31, 1999	  5

           Statements of Operations for the three months
           and six months ended June 30, 2000 and 1999               6

           Statements of Cash Flows for six months ended June 30,
           2000 and 1999                                            7
     Statements of Partnership Equity for the period
           January 1, 1999 through June 30, 2000              	 8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                       	 16

Item 2.    Changes in Securities                                    16

Item 3.    Default Upon Senior Securities                           16

Item 4.    Submissions of Matters to a Vote of Security Holders     16
Item 5.    Other Information                                        16


Item 6.    Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                          17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 2000 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 2000 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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


July 27, 2000



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  June 30,      December 31,
                                        2000          1999

             Assets

Cash				$  798,120	$  393,227

Escrow deposits	66,206	18,362

Tenant receivables     	1,954	21,127

Property & improvements, net of
	accumulated depreciation of
	$1,813,406 and $1,735,633	3,502,938	3,580,711

Investment in limited partnership	1,000	1,000

Other assets		   888,885	   935,038

	Total Assets	$ 5,259,103	$ 4,949,465

	Liabilities & Partnership Equity

Accounts payable	$       390	$       462

Accrued expenses	54,686	16,032

Notes payable 	    3,996,210	  4,075,341

	Total Liabilities	  4,051,286	  4,091,835

Minority partner's interest in JV	(136,203)	(136,680)

Partnership equity
	Gen. Partners, no units authorized	(169,175)	(186,661)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,513,195	  1,180,971

	Total Partnership Equity	  1,344,020	    994,310

	Total Liabilities & Partnership
		Equity	$ 5,259,103	$ 4,949,465




U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months & Six Months Ended
June 30, 2000 and 1999

	                Unaudited	    Unaudited	   Unaudited  Unaudited
	                3 Months	     3 Months    6 Months   6 Months
	                  2000         1999        2000       1999
Revenues
	Rental income	$ 176,614	$ 155,953	$420,239  $ 362,999
	CAM reimbursements	32,811	15,505	47,570	28,834
	Interest income	  4,860	  1,719	  9,372	  4,276

			214,285	173,177	477,181	396,109

Expenses
	Interest	73,725	58,043	148,172	145,493
	Professional fees	9,000	13,576	11,850	14,176
	Depreciation	38,887	38,846	77,774	77,691
	Amortization	17,829	4,072	35,878	8,143
	Property taxes	18,306	19,557	39,416	39,114
	Leasing & admin.	31,502	7,962	72,230	46,957
	Management fees	7,643	9,579	18,145	16,668
	Repairs	104,148	29,959	115,581	49,706
	Utilities	1,554	0	3,911	0
	Insurance	    737	  2,143	  1,474	  6,426

			303,331	183,737	524,431	404,374

Net income before minority partner's
	share of income	(89,046)	(10,560)	(47,250)	(8,265)

Minority partner's interest
	in operating profit	20,896	(1,387)	   (477)	  (8,725)

Income (Loss) from
	operation	(68,150)	(11,947)	(47,727)	(16,990)

Income from investment
	in Joint Venture	0	0	0	96,034
Income from
  	Partnerships	 397,437	      0	397,437	      0

Net Income (Loss)	$329,287	$(11,947)	$349,710	$ 79,044

Net Income (Loss)
	per Unit           $   64.39    $  (2.34) $  68.39   $  15.46

Weighted Avg. No.
	of Units	   4,858	   4,858	   4,858	   4,858
U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Cash Flows

                                            Unaudited  Unaudited
                                             6 Months   6 Months
                                              Ending     Ending
                                              6/30/00   6/30/99
Cash Flows From Operating Activities
	Net income (loss) from operations	$ (47,728)	$ (16,990)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	477	8,228
		Depreciation	77,774	77,691
		Amortization	35,878	8,143
		(Increase) decrease in:
			Escrow deposits	(47,844)	0
			Tenant receivables	19,173	(91,263)
			Other assets	10,276	9,180
		Increase (decrease) in:
			Accounts payable	(72)	60,799
			Accrued expenses	36,612	(39,115)
			Accrued interest payable	0	(29,213)
			Tenant deposits	  2,041	      0
	Net cash provided by (used in)
		operating activities	86,587	(12,540)

Cash Flows From Investing Activities
	Income from partnership	397,437	0
	Distribution from joint venture	      0	  96,034
	Net cash provided by (used in)
		investing activities	397,437	  96,034

Cash Flows From Financing Activities
	Mortgage loan costs	0	(125,700)
	Receivable from joint venture	0	(15,000)
	Payments on mortgage note	 (79,131)	 (27,751)
	Net cash provided by (used in)
		financing activities	 (79,131)	  (168,451)

Net increase (decrease) in cash
	and cash equivalents	404,893	(84,957)

Cash & cash equivalents at beginning
	of period	 393,227	 295,485

Cash & cash equivalents at end of period	$798,120	$210,528

Supplemental Disclosures
	Interest paid	$148,172	$145,493




U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1999 to June 30, 2000



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1999	$1,161,429	$(187,690)	$  973,739

Net earnings of 1999	   19,542	   1,029	   20,571

Balance at December 31, 1999	1,180,971	(186,661)	994,310

Net earnings of 2000	  332,224	  17,486	  349,710

Balance at June 30, 2000	$1,513,195	$(169,175)	$1,344,020









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             June 30, 2000

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








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	June 30, 2000


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months           Year Ended
                          Ended March 31,       December 31,
                                     2000                  1999

   Administrative expenses          $ 36,000             $ 54,000


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





                     PART I - FINANCIAL INFORMATION
                                continued


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1999, the partnership had $393,227 in cash and cash equivalents. This represents 8.08% of capital raised. At June 30, 2000, the Partnership had $798,120 in cash and cash equivalents. This represents 16.4% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2000.

          The General Partner anticipates that a cash distribution will be made in 2000. The amount of the distribution is anticipated to be $400,000, which represents proceeds from the sale of the 3310 West End property.


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

	However, in July 2000, the 3310 office property was sold. The partnerships share of the proceeds will be approximately $397,000. These proceeds will be distributed to the partners before the end of the year.










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 2000 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$472,016	$402,602	$874,618

Operating expenses	213,976	48,631	 262,607
Interest	148,172	-	 148,172
Depreciation & amortization	108,437	  5,215	113,652
		470,585	 53,846	524,431

Net income (loss)	1,431	348,756	350,187

Partnership share	                  66 2/3%	        100%

Partnership net income	$    954 	$348,756	$349,710

Partnership operating
	cash flow	$130,053	$ (43,466)	$ 86,587


		Operational results for the comparable six month period ended June 30, 1999 were:


                                 Bellevue  Partnership     Total

Revenues	$393,867	$ 98,276	$492,143

Operating expenses	141,579	31,468	 173,047
Interest	145,493	-	145,493
Depreciation & amortization	 80,620	  5,214	 85,834
		367,692	 36,682	404,374

Net income 	26,175	61,594	87,769

Partnership share                  	66.67%	        100%

Partnership net income	$ 17,450	$ 61,594	$ 79,044

Partnership operating
	cash flow	$ 16,686	$ 66,808	$ 83,494









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
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


August 10, 2000








?






1


1720
8

See Accountants' Compilation Report & Notes to Financial Statements.
17