Form 10-Q
period 2000-09-30
US REALTY INCOME PARTNERS LP
filed 2000-11-13
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000



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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I     Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at September 30, 2000 and
           December 31, 1999							  5

           Statements of Operations for the three months
           and nine months ended September 30, 2000 and 1999        6

     	     Statements of Cash Flows for nine months ended
     September 30, 2000 and 1999                             7

     Statements of Partnership Equity for the period
           January 1, 1999 through September 30, 2000              	 8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 15

PART II    Other Information

Item 1.    Legal Proceedings                                       	 16

Item 2.    Changes in Securities                                    16

Item 3.    Default Upon Senior Securities                           16

Item 4.    Submissions of Matters to a Vote of Security Holders     16
Item 5.    Other Information                                        16


Item 6.    Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                          17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 2000 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 2000 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of September 30, 2000 and the related statements of operations, partnership equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


October 17, 2000



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                September 30,   December 31,
                                       2000            1999

             Assets

Cash				$  853,295	$  393,227

Escrow deposits	80,078	18,362

Tenant receivables     	6,580	21,127

Property & improvements, net of
	accumulated depreciation of
	$1,852,293 and $1,735,633	3,464,051	3,580,711

Investment in limited partnership	1,000	1,000

Other assets		   865,915	   935,038

	Total Assets	$ 5,270,919	$ 4,949,465

	Liabilities & Partnership Equity

Accounts payable	$       143	$       462

Accrued expenses	72,992	16,032

Notes payable 	    3,956,362	  4,075,341

	Total Liabilities	  4,029,497	  4,091,835

Minority partner's interest in JV	(126,937)	(136,680)

Partnership equity
	Gen. Partners, no units authorized	(167,958)	(186,661)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,536,317	  1,180,971

	Total Partnership Equity	  1,368,359	    994,310

	Total Liabilities & Partnership
		Equity	$ 5,270,919	$ 4,949,465



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months & Nine Months Ended
September 30, 2000 and 1999

	                 Unaudited    Unaudited   Unaudited  Unaudited
	                 3 Months	     3 Months    9 Months   9 Months
	                   2000         1999        2000       1999
Revenues
	Rental income	$ 177,247	$ 166,684	$597,486  $ 529,683
	CAM reimbursements	24,963	14,544	72,532	43,378
	Interest income	  13,035	  1,247	 22,407	  5,523

			215,245	182,475	692,425	578,584

Expenses
	Interest	73,803	107,584	221,976	253,078
	Loan costs	0	40,000	0	40,000
	Professional fees	3,620	8,090	15,470	22,266
	Depreciation	38,887	38,846	116,660	116,537
	Amortization	17,833	4,072	53,710	12,215
	Property taxes	18,306	5,352	57,722	44,466
	Leasing & admin.	15,219	30,793	87,450	77,750
	Management fees	7,736	6,889	25,880	23,557
	Repairs	4,745	5,956	120,326	55,661
	Utilities	1,492	6,157	5,403	6,157
	Insurance	      0	    127	  1,473	  6,555

			181,641	253,866	706,070	658,242

Net income before minority partner's
	share of income	33,604	(71,391)	(13,645)	(79,658)

Minority partner's interest
	in operating profit	(9,266)	 14,630	 (9,743)	  5,905

Income (Loss) from
	operation	24,338	(56,761)	(23,388)	(73,753)

Income from investment
	in Joint Venture	0	0	0	96,034
Income from
  	Partnerships	     0	      0	397,437	      0

Net Income (Loss)	$ 24,338	$(56,761)	$374,049	$ 22,281

Net Income (Loss)
	per Unit           $    4.76    $ (11.10) $  73.15   $   4.36

Weighted Avg. No.
	of Units	   4,858	   4,858	   4,858	   4,858
U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                             9 Months   9 Months
                                              Ending     Ending
                                              9/30/00   9/30/99
Cash Flows From Operating Activities
	Net income (loss) from operations	$ (23,388)	$ (73,753)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	9,743	(6,403)
		Depreciation	116,660	116,537
		Amortization	53,710	12,215
		(Increase) decrease in:
			Escrow deposits	(61,716)	0
			Tenant receivables	14,547	(113,848)
			Other assets	15,414	11,626
		Increase (decrease) in:
			Accounts payable	(319)	1,744
			Accrued expenses	54,918	(23,311)
			Accrued interest payable	0	(29,213)
			Tenant deposits	  2,041	      0
	Net cash provided by (used in)
		operating activities	181,610	(104,406)

Cash Flows From Investing Activities
	Income from partnership	397,437	0
	Distribution from joint venture	      0	  96,034
	Net cash provided by (used in)
		investing activities	397,437	  96,034

Cash Flows From Financing Activities
	Proceeds from refinancing	0	4,150,000
	Escrow deposits	0	(400,000)
	Mortgage loan costs	0	(126,880)
	Receivable from joint venture	0	(12,377)
	Payments on mortgage note	(118,979)	(3,542,558)
	Net cash provided by (used in)
		financing activities	(118,979)	     68,185

Net increase (decrease) in cash
	and cash equivalents	460,068	59,813

Cash & cash equivalents at beginning
	of period	 393,227	 295,485

Cash & cash equivalents at end of period	$853,295	$355,298
Supplemental Disclosures
	Interest paid	$221,976	$253,078




U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 1999 to September 30, 2000



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 1999	$1,161,429	$(187,690)	$  973,739

Net earnings of 1999	   19,542	   1,029	   20,571

Balance at December 31, 1999	1,180,971	(186,661)	994,310

Net earnings of 2000	  355,346	  18,703	  374,049

Balance at September 30, 2000	$1,536,317	$(167,958)	$1,368,359









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                            September 30, 2000

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

	Unaudited
	September 30, 2000


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Nine Month            Year Ended
                                  Ended September 30,      December 31,
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





                     PART I - FINANCIAL INFORMATION
                                continued


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 1999, the partnership had $393,227 in cash and cash equivalents. This represents 8.08% of capital raised. At September 30, 2000, the Partnership had $853,295 in cash and cash equivalents. This represents 17.6% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2000.

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










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 2000 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$675,331	$414,531	$1,089,862

Operating expenses	261,578	52,146	 313,724
Interest	221,976	-	 221,976
Depreciation & amortization	162,549	  7,821	170,370
		646,103	 59,967	706,070

Net income (loss)	29,228	354,564	383,792

Partnership share	                  66 2/3%	       100%

Partnership net income	$ 19,485 	$354,564	$374,049

Partnership operating
	cash flow	$216,662	$(35,052)	$181,610


		Operational results for the comparable nine month period ended September 30, 1999 were:


                                 Bellevue  Partnership     Total

Revenues	$575,144	$ 99,474	$674,618

Operating expenses	218,852	57,561	 276,413
Interest	253,078	-	253,078
Depreciation & amortization	120,931	  7,821	128,752
		592,861	 65,382	658,243

Net income (loss) 	(17,717)	34,092	16,375

Partnership share                  	66.67%	        100%

Partnership net income	$(11,811)	$ 34,092	$ 22,281

Partnership operating
	cash flow	$(50,285)	$ 41,913	$ (8,372)









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
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


November 8, 2000









?






4


1720
8

See Accountants' Compilation Report & Notes to Financial Statements.
10