Form 10-K
period 2000-12-31
US REALTY INCOME PARTNERS LP
filed 2001-04-02
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000



	Commission file number        33-17577

                       U.S. Realty Income Partners L.P.
	(Exact name of registrant as specified in its charter)

          Delaware                                        62-1331754
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

P. O. Box 58006, Nashville, Tennessee                                37205
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone, including area code         (615)665-5959

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

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at March 31, 2001. There is no public market for these interests.




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

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 11

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . 11

	PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . 12

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 13

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 13. Certain Relationships and Related Transactions . . . . . . . . 14

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 16

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


Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 2000.




	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 2000, the Partnership had admitted Limited Partners holding 4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,
                                       2000         1999          1998
Selected Income Statement Data:

     Rental Income                   $862,317    $  749,095     $  593,069

     Interest Income                   28,372         8,882         16,883

     Interest Expense                 294,906       329,425        352,958

     Operating Expense                246,590       291,593        226,415

     Income from Joint Venture        397,437        96,034         47,344

     Net Income (Loss)             $  444,443    $   20,571    ($   71,808)

     Net Income (Loss) Per
     Limited Partnership Interest  $    86.91    $     4.02    ($    14.04)



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)


               	                             Year Ended December 31,
                                        2000          1999           1998

Selected Balance Sheet Data:

     Property and Improvements-Net   $3,515,073    $3,580,711     $3,729,821

     Investments in Joint Venture         1,000         1,000          1,000

     Notes Payable                    3,915,764     4,075,341      3,505,577

     Cash Distributions to Limited
     Partners                           400,000             0              0

     Cash Distributions per Limited
     Partnership Interest                 82.34             0              0

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2000, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue")which was renovated in 1988. The Bellevue property is currently 100% leased. Lease rent from the tenants amounts to approximately $64,000 per occupancy month. In addition, the tenants pay common area maintenance charges of $7,200 per month for a total of $71,200 per month.

	On July 1, 1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,656. The loan fully amortizes over 15 years. After paying off Mass Mutual, the partnership had enough cash to pay for the improvements made to the T. J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from T. J. Maxx will increase the gross cash flow from the center by approximately $50,000 a year over the previous tenant.




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

During June and throughout July 1999, Rockwood did an exhaustive review of the properties and of the Raleigh and Nashville markets. Introductory letters were distributed t a list of 257 national, regional and local prospective purchasers. Forty-eight groups responded to the introductory letter, executed confidentially agreements and then received the sales package prepared by Rockwood with a portfolio price of $57,000,000. During the month of September on-site property inspections were coordinated for all of the interested purchasers. A call for offers was set for August 31. Rockwood received seven offers, two of which were for just Nashville or Raleigh. The balance of the six were for the entire portfolio. The offers ranged from $43,000,000 to $51,500,000 for the portfolio. After analyzing the offers, the Lord Baltimore Group was selected in late September at a price of $51,500,000. Lord Baltimore's investment committee rejected the purchase due to single market exposure in Raleigh of 370,000 square feet (the Somerset Properties). The next highest offer for the entire portfolio was $49,400,000. However, the individual offers from two different prospective purchasers totaled $50,500,000 and accordingly, the partnership accepted an offer for Raleigh at $38,250,000 from Drucker and Faulk and for Nashville at $12,250,000 from Highwoods Properties. Both of the purchasers agreed on these prices, but failed to execute a purchase contract and terminated their respective interest during the month of November.

During December and January 2000, Rockwood re-contacted the remaining prospective purchasers who had make offers, as well as other groups who were initially interested but did not make offers. In 2000, the 3310 Office Building was sold to a private investor for $12,200,000. The Partnership received $397,000 from the sale with an additional $70,000 placed in reserve.



Liquidity and Capital Resources

	At December 31, 2000, the partnership had $495,792 in cash and cash equivalents. This represents 10.21% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2000.

	The General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner made a cash distribution of $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building held in the PruDan partnership.

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

     The operational results of the Partnership for the years ended December 31, 2000, 1999 and 1998 are summarized below:

Year Ended December 31, 2000:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					 $868,846     $  419,280    $1,288,126

Operating Expenses				  187,715         58,875       246,590
Interest                   		  294,906           -          294,906
Depreciation & Amort.                  244,526         10,428       254,954
                                       727,147         69,303       796,450

Net Operating Loss     		        141,699        349,977       491,676

Partnership Share          	         66 2/3%           100%

Partnership Net Loss    		     $   94,466     $  349,977    $  444,443
Partnership Cash Flow   		     $  142,160    ($   39,595)   $  102,565


Year Ended December 31, 1999:
                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues    		                  $ 753,150   $    100,861     $ 851,011

Operating Expenses      		        234,035         57,558       291,593
Interest                   		  329,425           -          329,425
Depreciation & Amort.                  208,145         10,428       218,573
                                       771,605         67,986       839,591

Net Operating Income (Loss)	     (   18,455)         32,875       14,420

Partnership Share          		   66 2/3%           100%

Partnership Net Income (Loss)	     ($   12,304)    $   32,875    $   20,571
Partnership Cash Flow	  	      $   54,439     $   43,303    $   97,742




Year Ended December 31, 1998:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  607,244     $   50,052    $  657,296

Operating Expenses				   170,199         56,216       226,415
Interest                   		   352,958           -          352,958
Depreciation & Amort.			 __166,907      ___10,428     __177,335

                     			   690,064         66,644       756,708

Net Operating Income (Loss)          (   82,820)   (    16,592)   (   99,412)

Partnership Share          		    66 2/3%           100%

Partnership Net Loss			($  55,216)    ($   16,592)  ($   71,808)
Partnership Cash Flow			($ 175,486)    ($    6,164)  ($  181,650)


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

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 2000, the Partnership had $495,792 in cash and cash equivalents. This represents 10.21% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner distributed $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building that was a part of the PruDan partnership. The General Partner does not expect to make cash distributions in 2001.


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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  65
     Donald R. Zoch                                      44
     Lee Rosenberg                                       47


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















17

17