Form 10-Q
period 2001-03-31
US REALTY INCOME PARTNERS LP
filed 2001-05-14
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2001



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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I     Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at March 31, 2001 and
           December 31, 2000							  5

           Statements of Operations for the three months
           ended March 31,2001 and 2000                             6

     	     Statements of Cash Flows for three months ended
     March 31, 2001 and 2000                                 7

     Statements of Partnership Equity for the period
           January 1, 2000 through March 31, 2001                  	 8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 14

PART II    Other Information

Item 1.    Legal Proceedings                                       	 15

Item 2.    Changes in Securities                                    15

Item 3.    Default Upon Senior Securities                           15

Item 4.    Submissions of Matters to a Vote of Security Holders     15
Item 5.    Other Information                                        15


Item 6.    Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                          16









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2001 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2001 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report, as reported on Form 10-K.
































                           OSBORNE & CO., P.C.
                    761 OLD HICKORY BLVD., SUITE 201
                          BRENTWOOD, TN  37027





To the Partners
U.S. Realty Income Partners L.P.
P. O. Box 58006
Nashville, TN  37205

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of March 31, 2001 and the related statements of operations, partnership equity, and cash flows for the three months and three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The financial statements for the year ended December 31, 2000, were audited by other accountants, and they expressed an unqualified opinion on them in their report dated February 6, 2001, but they have not performed any auditing procedures since that date.


May 10, 2001



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  March 31,     December 31,
                                       2001            2000

             Assets

Cash				$  662,897	$  495,790

Escrow deposits	36,510	21,204

Tenant receivables     	578	422

Property & improvements, net of
	accumulated depreciation of
	$1,937,097 & $1,895,961	3,473,937	3,515,073

Investment in limited partnership	1,000	1,000

Other assets		   828,546	   852,018

	Total Assets	$ 5,003,468	$ 4,885,507

	Liabilities & Partnership Equity

Accounts payable	$       761	$       163

Accrued expenses	38,580	20,274

Notes payable 	    3,872,827	  3,915,764

	Total Liabilities	  3,912,168	  3,936,201

Minority partner's interest in JV	(59,912)	(89,447)

Partnership equity
	Gen. Partners, no units authorized	(158,816)	(164,439)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,310,028	  1,203,192

	Total Partnership Equity	  1,151,212	  1,038,753

	Total Liabilities & Partnership
		Equity	$ 5,003,468	$ 4,885,507



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months Ended
March 31, 2001 and 2000

	                 Unaudited              Unaudited
	                 3 Months	               3 Months
	                   2001                   2000
Revenues
	Rental income	$ 255,019		$ 243,625
	CAM reimbursements	23,083		14,758
	Interest income	  6,213		  4,513

			284,315		262,896

Expenses
	Interest	70,714		74,448
	Professional fees	600		2,850
	Depreciation	41,136		38,887
	Amortization	18,049		18,049
	Property taxes	18,306		21,110
	Leasing & admin.	35,742		40,728
	Management fees	11,025		10,502
	Repairs	9,679		11,434
	Utilities	2,819		2,357
	Insurance	   1,134		    735

			209,204		221,100

Net income before minority partner's
	share of income	75,111		41,796

Minority partner's interest
	in operating profit	(29,535)		(21,373)

Income (Loss) from
	operation	45,576		20,423

Income from investment
	in Joint Venture	 66,883		          0

Net Income (Loss)	$112,459		$ 20,423

Net Income (Loss)
	per Unit           $  21.99    	           $   3.99

Weighted Avg. No.
	of Units	   4,858		   4,858



U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                             3 Months   3 Months
                                              Ending     Ending
                                              3/31/01   3/31/00
Cash Flows From Operating Activities
	Net income (loss) from operations	$  45,576	$   20,423
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	29,535	21,373
		Depreciation	41,136	38,887
		Amortization	18,049	18,049
		(Increase) decrease in:
			Escrow deposits	(15,306)	(33,971)
			Tenant receivables	(156)	21,000
			Other assets	5,423	5,138
		Increase (decrease) in:
			Accounts payable	598	3,881
			Accrued expenses	18,306	18,306
			Tenant deposits	      0	    2,041
	Net cash provided by (used in)
		operating activities	143,161	115,127

Cash Flows From Investing Activities
	Distribution from joint venture	 66,883	        0
	Net cash provided by (used in)
		investing activities	 66,883	        0

Cash Flows From Financing Activities
	Payments on mortgage note	(42,937)	  (39,204)
	Net cash provided by (used in)
		financing activities	(42,937)	    (39,204)

Net increase (decrease) in cash
	and cash equivalents	167,107	75,923

Cash & cash equivalents at beginning
	of period	 495,790	 393,227

Cash & cash equivalents at end of period	$662,897	$469,150
Supplemental Disclosures
	Interest paid	$ 70,714	$ 74,448






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2000 to March 31, 2001



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2000	$1,180,971	$(186,661)	$  994,310

Cash distributions	(400,000)		(400,000)

Net earnings of 2000	  422,221	  22,222	  444,443

Balance at December 31, 2000	1,203,192	(164,439)	1,038,753

Net earnings of 2001	  106,836	   5,623	  112,459

Balance at March 31, 2001	$1,310,028	$(158,816)	$1,151,212









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              March 31, 2001

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 2000 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	March 31, 2001


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Three Months            Year Ended
                                 Ended March 31,          December 31,
                                     2001                     2000

   Administrative expenses          $ 18,000               $ 66,000


	Guarantee fees, which are related to the note payable, were paid to affiliates in the amount of $40,000 in 2000.

      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2000, the partnership had $495,792 in cash and cash equivalents. This represents 10.2% of capital raised. At March 31, 2001, the Partnership had $662,897 in cash and cash equivalents. This represents 13.6% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2001.

          The General Partner anticipates that cash distributions will be made in 2001. The amount of the distributions has not been determined.


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

	In addition, there was a hold back of $69,000 for future contingencies. This amount was released and was received by the partnership the first quarter.

	However, in July 2000, the 3310 office property was sold. The partnerships share of the proceeds will be approximately $397,000. These proceeds will be distributed to the partners before the end of the year.










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2001 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$276,856	$ 74,342	$ 351,198

Operating expenses	61,261	18,345	 79,606
Interest	70,414	-	 70,414
Depreciation & amortization	 56,577	  2,607	 59,184
		188,252	 20,952	209,204

Net income (loss)	88,604	53,390	141,994

Partnership share	                 66 2/3%	        100%

Partnership net income	$ 59,069 	$ 53,390	$112,459

Partnership operating
	cash flow	$ 87,997	$ 55,997	$143,994


		Operational results for the comparable three month period ended March 31, 2000 were:


                                 Bellevue  Partnership     Total

Revenues	$261,704	$  1,192	$262,896

Operating expenses	68,808	20,908	 89,716
Interest	74,448	-	74,448
Depreciation & amortization	 54,329	  2,607	 56,936
		197,585	 23,515	221,100

Net income (loss) 	64,119	(22,323)	41,796

Partnership share                  	66.67%	        100%

Partnership net income	$ 42,746	$(22,323)	$ 20,423

Partnership operating
	cash flow	$134,843	$(19,716)	$115,127









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
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


May 10, 2001










?




17

1


1617
8

See Accountants' Compilation Report & Notes to Financial Statements.
16