Form 10-Q
period 2001-06-30
US REALTY INCOME PARTNERS LP
filed 2001-08-14
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2001


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






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I     Financial Information


Item l.    Financial Statements                                    	  3

           Compilation Report                                      	  4

           Balance Sheets at June 30, 2001 and
           December 31, 2000							  5

           Statements of Operations for the three months and six
           months ended June 30,2001 and 2000                       6

     	     Statements of Cash Flows for six months ended
     June 30, 2001 and 2000                                  7

     Statements of Partnership Equity for the period
           January 1, 2000 through June 30, 2001                   	 8

           Notes to Financial Statements                     	   9 - 10


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations               	  11 - 14

PART II    Other Information

Item 1.    Legal Proceedings                                       	 15

Item 2.    Changes in Securities                                    15

Item 3.    Default Upon Senior Securities                           15

Item 4.    Submissions of Matters to a Vote of Security Holders     15
Item 5.    Other Information                                        15


Item 6.    Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                          16









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 2001 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 2001 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

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

We have compiled the accompanying balance sheet of U.S. Realty Income Partners L.P. (a limited partnership) as of June 30, 2001 and the related statements of operations, partnership equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


August 10, 2001



				            Osborne & Co., P.C
						Certified Public Accountants





U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  June 30,      December 31,
                                       2001            2000

             Assets

Cash				$  2,018,134	$  495,790

Escrow deposits	51,816	21,204

Tenant receivables     	575	422

Property & improvements, net of
	accumulated depreciation of
	$1,978,232 & $1,895,961	3,432,802	3,515,073

Investment in limited partnership	1,000	1,000

Other assets		   805,074	   852,018

	Total Assets	$ 6,309,401	$ 4,885,507

	Liabilities & Partnership Equity

Accounts payable	$       706	$       163

Accrued expenses	56,886	20,274

Notes payable 	    3,829,889	  3,915,764

	Total Liabilities	  3,887,481	  3,936,201

Minority partner's interest in JV	(52,120)	(89,447)

Partnership equity
	Gen. Partners, no units authorized	(92,675)	(164,439)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  2,566,715	  1,203,192

	Net Partnership Equity	  2,474,040	  1,038,753

	Total Liabilities & Partnership
		Equity	$ 6,309,401	$ 4,885,507



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months & Six Months Ended
June 30, 2001 and 2000

	                 Unaudited  Unaudited   Unaudited	Unaudited
	                 3 Months	   3 Months    6 Months	    6 Months
	                   2001       2000        2001         2000
Revenues
	Rental income	$ 179,613	$ 176,614	$ 434,632	$ 420,239
	CAM reimbursements	20,545	32,811	43,628	47,570
	Interest income	  14,241	   4,860	 20,454	  9,372

			214,399	214,285	498,714	477,181


Expenses
	Interest	70,714	73,725	141,428	148,172
	Professional fees	11,132	9,000	11,732	11,850
	Depreciation	41,136	38,887	82,271	77,774
	Amortization	18,049	17,829	36,098	35,878
	Property taxes	18,306	18,306	36,612	39,416
	Leasing & admin.	13,393	31,503	49,135	72,231
	Management fees	7,760	7,643	18,784	18,145
	Repairs	8,143	104,148	17,823	115,581
	Utilities	1,988	1,554	4,806	3,911
	Insurance	   1,129	     736	   2,266	      1,473

			 191,750	 303,331	 400,953 	  524,431

Net income before minority partner's
	share of income	22,649	(89,046)	97,761	(47,250)


Minority partner's interest
	in operating profit	  (7,793) 	   20,896  	  (37,327)  	   (477)

Income (Loss) from
	operation	14,856	(68,150)	60,434	(47,727)

Income from investment
	in partnership	 1,307,970   	  397,437 	1,374,853 	  397,437

Net Income (Loss)	$1,322,826	$ 329,287	$1,435,287 	$ 349,710

Net Income (Loss)
	per Unit         $   258.68	   $   64.39	 $   280.68	  $   68.39

Weighted Avg. No.
	of Units	     4,858 	     4,858 	     4,858 	    4,858




U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            6 Months    6 Months
                                              Ending     Ending
                                              6/30/01   6/30/00
Cash Flows From Operating Activities
	Net income (loss) from operations	$  60,434	$  (47,728)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	37,327	477
		Depreciation	82,271	77,774
		Amortization	36,098	35,878
		(Increase) decrease in:
			Escrow deposits	(30,612)	(47,844)
			Tenant receivables	(153)	19,173
			Other assets	10,845	10,276
		Increase (decrease) in:
			Accounts payable	543	(72)
			Accrued expenses	36,612	36,612
			Tenant deposits	        0	    2,041
	Net cash provided by (used in)
		operating activities	233,365	86,587

Cash Flows From Investing Activities
	Income from partnership	 1,374,853	  397,437
	Net cash provided by (used in)
		investing activities	 1,374,853	  397,437

Cash Flows From Financing Activities
	Payments on mortgage note	   (85,874)	  (79,131)
	Net cash provided by (used in)
		financing activities	     (85,874) 	   (79,131)

Net increase (decrease) in cash
	and cash equivalents	1,522,344	404,893

Cash & cash equivalents at beginning
	of period	  495,790	 393,227

Cash & cash equivalents at end of period	$2,018,134	$798,120
Supplemental Disclosures
	Interest paid	$  141,428	$148,172






U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2000 to June 30, 2001



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2000	$1,180,971	$(186,661)	$  994,310

Cash distributions	(400,000)		(400,000)

Net earnings of 2000	  422,221	  22,222	  444,443

Balance at December 31, 2000	1,203,192	(164,439)	1,038,753

Net earnings of 2001	1,363,523	  71,764	 1,435,287

Balance at June 30, 2001	$2,566,715	$(92,675)	$2,474,040









                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 2001

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

Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC, which is controlled by Prudential Life Insurance Company of America, owns five office buildings located in Raleigh, North Carolina. Management believes the fair value of the partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest has been valued in these financial statements at $1,000, the partnership's carrying value in the DR/US investment.








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	June 30, 2001


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

                                  Six Months            Year Ended
                                 Ended June 30,         December 31,
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





                     PART I - FINANCIAL INFORMATION
                                continued


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2000, the partnership had $495,792 in cash and cash equivalents. This represents 10.2% of capital raised. At June 30, 2001, the Partnership had $2,018,134 in cash and cash equivalents. This represents 41.5% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2001.

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


Properties in Raleigh, NC

	These properties consist of one 110,000 sq. ft. building (Center
98) and four 50,000 sq. ft. buildings (Park). These buildings are operating accounting to schedule. Prudential Life Insurance Company has funded the partnership with approximately $7,280,000 to build a garage and a new 55,600 sq. ft. building which was completed at the end of 1998. Approximately 95% of this space has been leased. The new parking garage has 178 spaces.

	All the buildings in Raleigh, North Carolina have been sold. The accounting has not been finalized yet. Our Partnership has received $1,300,000 to date, with the possibility of additional funds once the accounting is complete. This money will be distributed to the partners.

	In addition, there was a hold back of $69,000 for future contingencies. This amount was released and was received by the partnership the first quarter.

	However, in July 2000, the 3310 office property was sold. The partnerships share of the proceeds was $397,000. These proceeds were distributed to the partners in December 2000.










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 2001 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$478,063	$1,395,504	$1,873,567

Operating expenses	111,498	29,658	 141,156
Interest	141,428	-	 141,428
Depreciation & amortization	113,155	  5,214	 118,369
		366,081	 34,872	 400,953

Net income (loss)	111,982	1,360,632	1,472,614

Partnership share	                 66 2/3%	        100%

Partnership net income	$ 74,655 	$1,360,632	$1,435,287

Partnership operating
	cash flow	$242,372	$   (9,007)	$  233,365


		Operational results for the comparable six month period ended June 30, 2000 were:


                                 Bellevue  Partnership     Total

Revenues	$472,016	$  402,602	$ 874,618

Operating expenses	213,976	48,631	 262,607
Interest	148,172	-	148,172
Depreciation & amortization	 108,437	  5,215	113,652
		 470,585	 53,846	524,431

Net income (loss) 	1,431	(348,756)	350,187

Partnership share                  	66.67%	        100%

Partnership net income	$    954	$ (348,756)	$ 349,710

Partnership operating
	cash flow	$130,053	$ ( 43,466)	$  86,587









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
		Robert Bond Miller
		President, Director, Chief
		Executive Officer, Chief Financial
		Officer and Chief Accounting
		Officer


August 10, 2001











?




17

1


117
8

See Accountants' Compilation Report & Notes to Financial Statements.
16