Form 10-Q
period 2001-09-30
US REALTY INCOME PARTNERS LP
filed 2001-11-15
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at September 30, 2001 and
	December 31, 2000	4

	Statements of Operations for the three months
	and nine months ended September 30, 2001
	and 2000	5

	Statements of Cash Flows for nine months
	ended September 30, 2001 and 2000	6

	Statements of Partnership Equity for the
	period January 1, 2000 through September
	30, 2001	7

	Notes to Financial Statements	8-9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-13

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Default Upon Senior Securities	14

Item 4.	Submissions of Matters to a Vote of
	Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15








                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 2001 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 2001 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                September 30,  December 31,
                                       2001           2000


             Assets

Cash				$  805,701	$  495,790

Escrow deposits	67,122	21,204

Tenant receivables     	1,214	422

Property & improvements, net of
	accumulated depreciation of
	$2,019,368 & $1,895,961	3,391,666	3,515,073

Investment in limited partnership		1,000

Other assets		   783,410	   852,018

	Total Assets	$ 5,049,113	$ 4,885,507

	Liabilities & Partnership Equity

Accounts payable	$       1,665	$       163

Accrued expenses	75,191	20,274

Notes payable 	    3,786,940	  3,915,764

	Total Liabilities	  3,863,796	  3,936,201

Minority partner's interest in JV	(54,460)	(89,447)

Partnership equity
	Gen. Partners, no units authorized	(89,388)	(164,439)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,329,165	  1,203,192

	Net Partnership Equity	  1,239,777	  1,038,753

	Total Liabilities & Partnership

		Equity	$ 5,049,113	$ 4,885,507
                   See Notes to Financial Statements.

U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months & Nine Months Ended
September 30, 2001 and 2000

	                 Unaudited  Unaudited   Unaudited	Unaudited
	                 3 Months	   3 Months    9 Months	9 Months
	                   2001       2000        2001         2000
Revenues
	Rental income	$ 180,422	$ 177,247	$ 615,054	$ 597,486
	CAM reimbursements	20,715	24,963	64,344	72,532
	Interest income	  15,210	  13,035	 35,664	 22,407

			216,347	215,245	715,062	692,425


Expenses
	Interest	70,703	73,803	212,131	221,976
	Professional fees	5,000	3,620	16,732	15,470
	Depreciation	41,136	38,887	123,407	116,660
	Amortization	16,241	17,833	52,339	53,710
	Property taxes	18,306	18,306	54,918	57,722
	Leasing & admin.	31,225	15,219	80,360	87,450
	Management fees	7,795	7,736	26,579	25,880
	Repairs	37,960	4,745	55,782	120,326
	Utilities	1,896	1,492	6,702	5,403
	Insurance	   4,572	       0	   6,837	     1,473

			 234,834	 181,641	 635,787 	 706,070

Net income before minority partner's
	share of income	(18,487)	33,604	79,275	(13,645)


Minority partner's interest
	in operating profit	   2,341 	  (9,266)  	 (34,987)  	 (9,743)

Income (Loss) from
	operation	(16,146)	24,338	44,288	(23,388)

Income from investment
	in partnership	    81,884  	        0 	1,456,737 	  397,437

Net Income (Loss)	$   65,738	$  24,338	$1,501,025 	$ 374,049

Net Income (Loss)
	per Unit         $    12.86   $   4.76	 $   293.53	  $   73.15

Weighted Avg. No.
	of Units	     4,858 	    4,858 	     4,858 	    4,858

                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            9 Months    9 Months
                                              Ending     Ending
                                              9/30/01   9/30/00
Cash Flows From Operating Activities
	Net income (loss) from operations	$  44,288	$  (23,388)
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	34,987	9,743
		Depreciation	123,407	116,660
		Amortization	52,339	53,710
		(Increase) decrease in:
			Escrow deposits	(45,918)	(61,716)
			Tenant receivables	(792)	14,547
			Other assets	16,268	15,414
		Increase (decrease) in:
			Accounts payable	1,502	(319)
			Accrued expenses	54,918	54,918
			Tenant deposits	        0	    2,041
	Net cash provided by (used in)
		operating activities	280,999	181,610

Cash Flows From Investing Activities
	Income from partnership	1,457,737	397,437
	Distributions to limited partners	(1,300,001)	        0
	Net cash provided by (used in)
		investing activities	   157,736	  397,437

Cash Flows From Financing Activities
	Payments on mortgage note	  (128,824)	 (118,979)
	Net cash provided by (used in)
		financing activities	    (128,824) 	  (118,979)

Net increase (decrease) in cash
	and cash equivalents	309,911	460,068

Cash & cash equivalents at beginning
	of period	  495,790	 393,227

Cash & cash equivalents at end of period	$ 805,701	$853,295
Supplemental Disclosures
	Interest paid	$  212,131	$221,976


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2000 to September 30, 2001



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2000	$1,180,971	$(186,661)	$  994,310

Cash distributions	(400,000)		(400,000)

Net earnings of 2000	  422,221	  22,222	  444,443

Balance at December 31, 2000	1,203,192	(164,439)	1,038,753

Cash distributions	(1,300,000)		(1,300,000)

Net earnings of 2001	1,425,973	  75,051	 1,501,024

Balance at September 30, 2001	$1,329,165	$(89,388)	$1,239,777
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                            September 30, 2001

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

Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 4.17% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC, which is controlled by Prudential Life Insurance Company of America, owns five office buildings located in Raleigh, North Carolina. Management believes the fair value of the partnership's interest in the LLC approximates capital contributions recognized by the LLC (for the 4.17% interest) amounting to $1,361,445. Such capital contributions were valued based on management's (unaudited) estimated values of the contributed properties. The LLC interest had been valued in these financial statements at $1,000, the partnership's carrying value in the DR/US investment.








	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	September 30, 2001


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Nine Months           Year Ended
                                Ended June 30,        December 31,
                                    2001                 2000


   Administrative expenses       $ 36,000              $ 66,000


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





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2000, the partnership had $495,792 in cash and cash equivalents. This represents 10.2% of capital raised. At September 30, 2001, the Partnership had $805,701 in cash and cash equivalents. This represents 16.6% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2001.

          The Partnership distributed $1,300,000 in September 2001. This represented the funds received from Daniel S. E. Office Limited Partnership. The General Partner anticipates that no further cash distributions will be made in 2001.


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

	On July 1, 1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,656. The loan fully amortizes over 15 years. After paying off Mass Mutual, the partnership has enough cash to pay for the improvements made to the T.
J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from T. J. Maxx have increased the gross cash flow from the center by approximately $50,000 a year over the previous tenant.


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

	The remaining buildings in Raleigh, North Carolina have been sold. The accounting has not been finalized yet. Our Partnership received $1,381,000 from the sale. $1,300,000 was distributed to the partners with the remainder held by the partnership.

	In July 2000, the 3310 office property was sold. The partnerships share of the proceeds was $397,000. These proceeds were distributed to the partners in December 2000.










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 2001 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$680,073	$1,492,726	$2,172,799

Operating expenses	195,057	52,853	 247,910
Interest	212,131	-	 212,131
Depreciation & amortization	167,925	  7,821	 175,746
		575,113	 60,674	 635,787

Net income (loss)	104,960	1,432,052	1,537,012

Partnership share	                 66 2/3%	        100%

Partnership net income	$ 69,973 	$1,432,052	$1,502,025

Partnership operating
	cash flow	$248,563	$   32,436	$  280,999


		Operational results for the comparable nine month period ended September 30, 2000 were:


                                 Bellevue  Partnership     Total

Revenues	$675,331	$  414,531	$1,089,862

Operating expenses	261,578	52,146	 313,724
Interest	221,976	-	221,976
Depreciation & amortization	 162,549	  7,821	170,370
		 646,103	 59,967	706,070

Net income (loss) 	29,228	354,564	383,792

Partnership share                 	66 2/3%	        100%

Partnership net income	$ 19,485	$ 354,564	$ 374,049

Partnership operating
	cash flow	$216,662	$ (35,052)	$ 181,610









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


November 12, 2001











?




1


15