Form 10-K
period 2001-12-31
US REALTY INCOME PARTNERS LP
filed 2002-04-01
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001



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

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at March 31, 2002. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	2001 FORM 10-K ANNUAL REPORT
	INDEX



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

	In 2000 and 2001, Daniels Southeast Venture sold all its buildings and distributed $1,700,000 to the Partnership.

Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 2001.




	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 2001, the Partnership had admitted Limited Partners holding 4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,
                                       2001         2000          1999
Selected Income Statement Data:

     Rental Income                   $878,254    $  862,317     $  749,095

     Interest Income                   42,325        28,372          8,882

     Interest Expense                 282,025       294,906        329,425

     Operating Expense                263,419       246,590        291,593

     Income from Joint Venture      1,456,737       397,437         96,034

     Net Income                    $1,524,183    $  444,443     $   20,571

     Net Income Per
     Limited Partnership Interest  $   298.06    $    86.91     $     4.02



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

               	                             Year Ended December 31,
                                        2001          2000           1999

Selected Balance Sheet Data:

     Property and Improvements-Net   $3,364,773    $3,515,073     $3,580,711

     Investments in Joint Venture           --          1,000          1,000

     Notes Payable                    3,743,183     3,915,764      4,075,341

     Cash Distributions to Limited
     Partners                         1,300,000       400,000              0

     Cash Distributions per Limited
     Partnership Interest                267.60         82.34              0

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2001, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

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

	On July 1,1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,656. The loan fully amortizes over 15 years. After paying off Mass Mutual, the partnership had enough cash to pay for the improvements made to the T. J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from T. J. Maxx has increased the gross cash flow from the center by approximately $50,000 a year over the previous tenant.




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

In the spring of 2001 the office buildings in Raleigh, North Carolina were sold. Our share of the net proceeds was $1,300,000 and this was distributed in September of 2001. Year end accounting has been finalized and any additional proceeds from this sale will be received by the Partnership in the spring of 2002.


Liquidity and Capital Resources

	At December 31, 2001, the partnership had $847,088 in cash and cash equivalents. This represents 17.44% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2002.

	The General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner made a cash distribution of $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building held in the PruDan partnership. In September 2001, the General Partner made a cash distribution of $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership.

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

	The assets of PruDan LLC consisted of: (1) the 3310 Office Building, a 107,000 square foot office building in Nashville, Tennessee; (2) the Somerset Park Business Center, a 108,113 square foot six-story office building located in Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-story office building located in Raleigh, North Carolina (items 2 and 3 are collectively referred to as the "Somerset Buildings"). The assets of PruDan LLC reflected indirect capital contributions from the Partnership, Daniel Realty Company ("DRC") and First Daniel Realty Development Corporation (collective, with DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and $31,432,500, respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively. The Partnership's capital contribution consisted of its interest in the assets of the DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital contribution consisted of its interest in the assets of the DR/US Joint Venture (valued at $355,600) and is interest in the Somerset Buildings (valued at $1,775,455). Prudential's capital contribution consisted of payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totalling 1.5% of the transaction.

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

	The General Partners believed the Partnership's investment in the PruDan LLC accomplished the following objectives:

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

     The operational results of the Partnership for the years ended December 31, 2001, 2000 and 1999 are summarized below:


Year Ended December 31, 2001:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  881,890    $ 1,495,426    $2,377,316

Operating Expenses			         230,599         32,820       263,419
Interest                   		   282,025           -          282,025
Depreciation & Amort.			 __227,459      ___32,961     __260,420

                     			   740,083         65,781       805,864

Net Operating Income 		     	   141,807      1,429,645     1,571,452

Partnership Share          		    66 2/3%           100%

Partnership Net Income			$   94,538     $1,429,645    $1,524,183
Partnership Cash Flow			$  188,690     $1,462,606    $1,651,296


Year Ended December 31, 2000:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					 $868,846     $  419,280    $1,288,126

Operating Expenses			        187,715         58,875       246,590
Interest                   		  294,906           -          294,906
Depreciation & Amort.                  244,526         10,428       254,954
                                       727,147         69,303       796,450

Net Operating Income   		        141,699        349,977       491,676

Partnership Share          	         66 2/3%           100%

Partnership Net Income 		     $   94,466     $  349,977    $  444,443
Partnership Cash Flow   	           $  142,160    ($  360,405)   $  502,565



Year Ended December 31, 1999:
                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues    		                  $ 753,150   $    100,861     $ 851,011

Operating Expenses      	              234,035         57,558       291,593
Interest                   		  329,425           -          329,425
Depreciation & Amort.                  208,145         10,428       218,573
                                       771,605         67,986       839,591

Net Operating Income (Loss)	     (   18,455)        32,875        14,420

Partnership Share          		   66 2/3%           100%

Partnership Net Income (Loss)	     ($   12,304)    $   32,875    $   20,571
Partnership Cash Flow	  	      $   54,439     $   43,303    $   97,742



 6


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

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 2001, the Partnership had $847,088 in cash and cash equivalents. This represents 17.44% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner distributed $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building that was a part of the PruDan partnership. In September 2001, the General Partner distributed $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership.

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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  66
     Donald R. Zoch                                      45
     Lee Rosenberg                                       48


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




March 25, 2002











18

18