Form 10-Q
period 2002-03-31
US REALTY INCOME PARTNERS LP
filed 2002-05-13
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2002


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at March 31, 2002 and
	December 31, 2001	4

	Statements of Operations for the three months
	ended March 31, 2002 and 2001	5

	Statements of Cash Flows for three months
	ended March 31, 2002 and 2001	6

	Statements of Partnership Equity for the
	period January 1, 2001 through March 31, 2002	7

	Notes to Financial Statements	8-9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-13

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Default Upon Senior Securities	14

Item 4.	Submissions of Matters to a Vote of
	Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2002 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2002 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??               March 31, 2002  December 31,
                                       2002           2001


             Assets

Cash				$  943,822	$  847,086

Escrow deposits	29,656	 9,894

Tenant receivables     	5,193	986

Property & improvements, net of
	accumulated depreciation of
	$2,092,919 & $2,051,462	3,323,314	3,364,773

Other assets		   740,680	   763,992

	Total Assets	$ 5,042,665	$ 4,986,731

	Liabilities & Partnership Equity

Accounts payable	$       618	$       16

Accrued expenses	40,029	22,774

Notes payable 	    3,697,099	  3,743,183

	Total Liabilities	  3,737,746	  3,765,973

Minority partner's interest in JV	(7,123)	(42,178)

Partnership equity
	Gen. Partners, no units authorized	(85,775)	(88,230)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,397,817	  1,351,166

	Net Partnership Equity	  1,312,042	  1,262,936

	Total Liabilities & Partnership

		Equity	$ 5,042,665	$ 4,986,731
                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months Ended
March 31, 2002 and 2001

	                 Unaudited             Unaudited
	                 3 Months	               3 Months
	                   2002                   2001
Revenues
	Rental income	$ 268,243		$ 255,019
	CAM reimbursements	22,724		23,083
	Interest income	   2,963		   6,213

			293,930		284,315

Expenses
	Interest	67,567		70,714
	Professional fees	3,650		600
	Depreciation	41,458		41,136
	Amortization	18,049		18,049
	Property taxes	19,005		18,306
	State taxes	100		0
	Leasing & admin.	37,857		35,742
	Management fees	11,498		11,025
	Repairs	7,303		9,679
	Utilities	2,604		2,819
	Insurance	     678		   1,134

			 209,769		 209,204

Net income before minority partner's
	share of income	84,161		75,111


Minority partner's interest
	in operating profit	 (35,055) 		  (29,535)

Income (Loss) from
	operation	49,106		45,576

Income from investment
	in partnership	         0  		   66,883

Net Income (Loss)	$   49,106		$ 112,459

Net Income (Loss)
	per Unit         $     9.60   	          $   21.99

Weighted Avg. No.
	of Units	     4,858 		    4,858

                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            3 Months    3 Months
                                              Ending     Ending
                                              3/31/02   3/31/01
Cash Flows From Operating Activities
	Net income (loss) from operations	$  49,106	$  45,576
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	35,055	29,535
		Depreciation	41,458	41,136
		Amortization	18,049	18,049
		(Increase) decrease in:
			Escrow deposits	(19,762)	(15,306)
			Tenant receivables	(4,207)	(156)
			Other assets	5,263	5,423
		Increase (decrease) in:
			Accounts payable	602	598
			Accrued expenses	19,005	18,306
			Tenant deposits	  (1,750)	      0
	Net cash provided by (used in)
		operating activities	142,819	143,161

Cash Flows From Investing Activities
	Income from partnership	0	66,883
	Net cash provided by (used in)
		investing activities	        0	  66,883

Cash Flows From Financing Activities
	Payments on mortgage note	  (46,083)	 (42,937)
	Net cash provided by (used in)
		financing activities	    (46,083) 	  (42,937)

Net increase (decrease) in cash
	and cash equivalents	96,736	167,107

Cash & cash equivalents at beginning
	of period	  847,086	 495,790

Cash & cash equivalents at end of period	$ 943,822	$662,897
Supplemental Disclosures
	Interest paid	$  67,567	$ 70,714


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2001 to March 31, 2002



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2001	$1,203,192	$(164,439)	$1,038,753

Cash distributions	(1,300,000)		(1,300,000)

Net earnings of 2001	 1,447,974	  76,209	 1,524,183

Balance at December 31, 2001	1,351,166	(88,230)	1,262,936

Net earnings of 2002	    46,651	   2,455	    49,106

Balance at March 31, 2002	$1,397,817	$(85,775)	$1,312,042
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              March 31, 2002

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 2001 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

B.  INVESTMENT IN JOINT VENTURE

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

Effective July 28, 1995, the partnership exchanged its interest in the assets of DR/US West End General Partnership (DR/US) for an indirect 3.745% equity interest (held through a limited partnership interest in Daniel S. E. Office Limited Partnership) in Prudential/Daniel Office Venture, LLC (the LLC). The LLC, which is controlled by Prudential Life Insurance Company of America, owned six office buildings located in Nashville, Tennessee and Raleigh, North Carolina. The LLC interest was disposed of in 2001.









	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	March 31, 2002


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Three Months           Year Ended
                                Ended March 31,        December 31,
                                    2002                  2001


   Administrative expenses       $ 18,000              $ 66,000


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2001, the partnership had $847,088 in cash and cash equivalents. This represents 17.4% of capital raised. At March 31, 2002, the Partnership had $943,822 in cash and cash equivalents. This represents 19.4% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties.
 The General Partner does not anticipate having to borrow for working capital reserves in 2002.

          The Partnership distributed $1,300,000 in September 2001. This represented the funds received from Daniel S. E. Office Limited Partnership. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2002.


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

	In July 2001, the remaining properties were sold.  The
Partnerships share of the proceeds was $1,456,737. $1,300,000 was distributed to the partners in September 2001.









                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2002 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$291,207	$    2,723	$  293,930

Operating expenses	61,576	21,119	 82,695
Interest	67,567	-	 67,567
Depreciation & amortization	 56,900	  2,607	  59,507
		186,043	 23,726	 209,769

Net income (loss)	105,164	(  21,003)	84,161

Partnership share	                 66 2/3%	        100%

Partnership net income	$ 70,109 	$(  21,003)	$  49,106

Partnership operating
	cash flow	$161,215	$(  18,396)	$ 142,819


		Operational results for the comparable three month period ended March 31, 2001 were:


                                 Bellevue  Partnership     Total

Revenues	$276,856	$  74,342	$ 351,198

Operating expenses	61,261	18,345	 79,606
Interest	70,414	-	70,414
Depreciation & amortization	  56,577	  2,607	 59,184
		 188,252	 20,952	209,204

Net income (loss) 	88,604	53,390	141,994

Partnership share                 	66 2/3%	        100%

Partnership net income	$ 59,069	$  53,390	$ 112,459

Partnership operating
	cash flow	$ 87,164	$  55,997	$ 143,161









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


May 13, 2002












?




1


15