Form 10-Q
period 2002-06-30
US REALTY INCOME PARTNERS LP
filed 2002-08-19
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2002


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at June 30, 2002 and
	December 31, 2001	4

	Statements of Operations for the three months
	and six months ended June 30, 2002 and 2001	5

	Statements of Cash Flows for the six months
	ended June 30, 2002 and 2001	6

	Statements of Partnership Equity for the
	period January 1, 2001 through June 30, 2002	7

	Notes to Financial Statements	8-9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-13

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Default Upon Senior Securities	14

Item 4.	Submissions of Matters to a Vote of
	Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 2002 (unaudited) and statements of operations, partnership equity, and cash flows for the three and six months ended June 30, 2002 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  June 30,      December 31,
                                       2002           2001


             Assets

Cash				$ 1,008,975	$  847,086

Escrow deposits	49,418	 9,894

Tenant receivables     	43,588	986

Property & improvements, net of
	accumulated depreciation of
	$2,092,919 & $2,051,462	3,281,856	3,364,773

Other assets		   717,365	   763,992

	Total Assets	$ 5,101,202	$ 4,986,731

	Liabilities & Partnership Equity

Accounts payable	$       808	$       16

Accrued expenses	59,034	22,774

Notes payable 	    3,650,921	  3,743,183

	Total Liabilities	  3,710,763	  3,765,973

Minority partner's interest in JV	17,654	(42,178)

Partnership equity
	Gen. Partners, no units authorized	(82,738)	(88,230)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,455,523	  1,351,166

	Net Partnership Equity	  1,372,785	  1,262,936

	Total Liabilities & Partnership

		Equity	$ 5,101,202	$ 4,986,731
                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Six Months Ended
June 30, 2002 and 2001

	                 Unaudited   Unaudited  Unaudited  Unaudited
	                 3 Months	    3 Months   6 Months   6 Months
	                    2002        2001       2002        2001
Revenues
	Rental income	$ 183,059	$  179,613	$ 451,302	$  434,632
	CAM reimbursements	63,833	20,545	86,558	43,628
	Interest income	   2,944	     14,241	   5,907	  20,454

			249,836	214,399	543,767	498,714
Expenses
	Interest	67,473	70,714	135,041	141,428
	Professional fees	10,520	11,132	14,170	11,732
	Depreciation	41,458	41,136	82,916	82,271
	Amortization	18,049	18,049	36,098	36,098
	Property taxes	19,005	18,306	38,010	36,612
	State taxes	100	0	200	0
	Leasing & admin.	12,947	13,393	50,804	49,135
	Management fees	8,068	7,760	19,566	18,784
	Repairs	5,233	8,143	12,536	17,823
	Utilities	2,527	1,988	5,131	4,806
	Insurance	     678	   1,129	   1,360	   2,266

			 186,058	 191,750	 395,832	 400,953

Net income before minority partner's
	share of income	63,778	22,649	147,935	97,761

Minority partner's interest
	in operating profit	 (24,778) 	  (7,793)	  (59,832)  	 (37,327)

Income (Loss) from
	operation	39,000	14,856	88,103	60,434

Income from investment
	in partnership	  21,746  	1,307,970	   21,746 	1,374,853

Net Income (Loss)	$   60,746	$1,322,826	$ 109,849	$1,435,287

Net Income (Loss)
	per Unit         $    11.88  $   258.68 $   21.48	 $   280.68

Weighted Avg. No.
	of Units	     4,858 	     4,858	    4,858 	     4,858


                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            6 Months    6 Months
                                              Ending     Ending
                                             6/30/02    6/30/01
Cash Flows From Operating Activities
	Net income (loss) from operations	$  88,103	$  60,434
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	59,832	37,327
		Depreciation	82,916	82,271
		Amortization	36,098	36,098
		(Increase) decrease in:
			Escrow deposits	(39,524)	(30,612)
			Tenant receivables	(42,602)	(153)
			Other assets	10,529	10,845
		Increase (decrease) in:
			Accounts payable	792	543
			Accrued expenses	38,010	36,612
			Tenant deposits	   (1,750)	        0
	Net cash provided by (used in)
		operating activities	232,404	233,365

Cash Flows From Investing Activities
	Income from partnership	21,746	1,374,853
	Net cash provided by (used in)
		investing activities	   21,746	 1,374,853

Cash Flows From Financing Activities
	Payments on mortgage note	  (92,261)	  (85,874)
	Net cash provided by (used in)
		financing activities	    (92,261) 	   (85,874)

Net increase (decrease) in cash
	and cash equivalents	161,889	1,522,344

Cash & cash equivalents at beginning
	of period	  847,086	  495,790

Cash & cash equivalents at end of period	$1,008,975	$2,018,134
Supplemental Disclosures
	Interest paid	$  135,041	$  141,428


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2001 to June 30, 2002



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2001	$1,203,192	$(164,439)	$1,038,753

Cash distributions	(1,300,000)		(1,300,000)

Net earnings of 2001	 1,447,974	  76,209	 1,524,183

Balance at December 31, 2001	1,351,166	(88,230)	1,262,936

Net earnings of 2002	   104,357	   5,492	   109,849

Balance at June 30, 2002	$1,455,523	$(82,738)	$1,372,785
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 2002

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

	Unaudited
	June 30, 2002


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Six Months            Year Ended
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





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2001, the partnership had $847,088 in cash and cash equivalents. This represents 17.4% of capital raised. At June 30, 2002, the Partnership had $1,008,975 in cash and cash equivalents. This represents 20.8% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties.
 The General Partner does not anticipate having to borrow for working capital reserves in 2002.

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









                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 2002 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$538,363	$   27,150	$  565,513

Operating expenses	109,082	32,380	 141,462
Interest	135,041	-	 135,041
Depreciation & amortization	113,800	  5,214	 119,014
		357,923	 37,594	 395,517

Net income (loss)	180,440	(  10,444)	169,996

Partnership share	                 66 2/3%	        100%

Partnership net income	$120,293 	$(  10,444)	$ 109,849

Partnership operating
	cash flow	$237,634	$(   5,230)	$ 232,404


		Operational results for the comparable six month period ended June 30, 2001 were:


                                 Bellevue  Partnership     Total

Revenues	$478,063	$1,395,504	$1,873,567

Operating expenses	111,498	29,658	 141,156
Interest	141,428	-	141,428
Depreciation & amortization	 113,155	  5,214	  118,369
		 366,081	 34,872	  400,953

Net income (loss) 	111,982	1,360,632	1,472,614

Partnership share                 	66 2/3%	        100%

Partnership net income	$ 74,655	$1,360,632	$1,435,287

Partnership operating
	cash flow	$242,372	$(  9,007)	$  233,365









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


August 14, 2002












?




1


15