Form 10-Q
period 2002-09-30
US REALTY INCOME PARTNERS LP
filed 2002-11-07
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at September 30, 2002 and
	December 31, 2001	4

	Statements of Operations for the three months
	and nine months ended September 30, 2002
	and 2001	5

	Statements of Cash Flows for nine months
	ended September 30, 2002 and 2001	6

	Statements of Partnership Equity for the
	period January 1, 2001 through September
	30, 2002	7

	Notes to Financial Statements	8-9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-13

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities	14

Item 3.	Default Upon Senior Securities	14

Item 4.	Submissions of Matters to a Vote of
	Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15








                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 2002(unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 2002 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                September 30,  December 31,
                                       2002           2001


             Assets

Cash				$  983,913	$  847,086

Escrow deposits	69,180	9,894

Tenant receivables     	12,228	986

Property & improvements, net of
	accumulated depreciation of
	$2,175,836 & $2,051,462	3,319,588	3,364,773

Other assets		   694,051	   763,992

	Total Assets	$ 5,078,960	$ 4,986,731

	Liabilities & Partnership Equity

Accounts payable	$      16,077	$        16

Accrued expenses	78,039	22,774

Notes payable 	    3,604,636	  3,743,183

	Total Liabilities	  3,698,752	  3,765,973

Minority partner's interest in JV	24,491	(42,178)

Partnership equity
	Gen. Partners, no units authorized	(83,591)	(88,230)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,439,308	  1,351,166

	Net Partnership Equity	  1,355,717	  1,262,936

	Total Liabilities & Partnership
		Equity	$ 5,078,960	$ 4,986,731

                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months & Nine Months Ended
September 30, 2002 and 2001

	                 Unaudited  Unaudited   Unaudited	Unaudited
	                 3 Months	   3 Months    9 Months	9 Months
	                   2002       2001        2002         2001
Revenues
	Rental income	$ 183,908	$ 180,422	$ 635,210	$ 615,054
	CAM reimbursements	20,302	20,715	106,860	64,344
	Interest income	   2,671	  15,210	  8,607	 35,664

			206,881	216,347	750,677	715,062


Expenses
	Interest	67,366	70,703	202,407	212,131
	Professional fees	750	5,000	14,920	16,732
	Depreciation	41,458	41,136	124,374	123,407
	Amortization	18,049	16,241	54,146	52,339
	Property taxes	19,005	18,306	57,015	54,918
	State taxes	11,853	0	12,053	0
	Leasing & admin.	35,555	31,225	86,359	80,360
	Management fees	7,872	7,795	27,439	26,579
	Repairs	5,355	37,960	17,891	55,782
	Utilities	2,140	1,896	7,271	6,702
	Insurance	   7,740	   4,572	   9,098	     6,837

			 217,143	 234,834	 612,973 	 635,787

Net income before minority partner's
	share of income	(10,262)	(18,486)	137,704	79,275


Minority partner's interest
	in operating profit	  (6,837) 	  2,341  	 (66,669)  	 (34,987)

Income (Loss) from
	operation	(17,099)	(16,146)	71,035	   44,288

Income from investment
	in partnership	        0  	   81,884 	   21,746 	 1,456,737

Net Income (Loss)	$  (17,099)	$  65,738	$  92,781 	$1,501,025

Net Income (Loss)
	per Unit         $    (3.34)  $   12.86  $  18.14	 $   293.53

Weighted Avg. No.
	of Units	     4,858 	    4,858 	    4,858 	    4,858
                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            9 Months    9 Months
                                              Ending     Ending
                                              9/30/02   9/30/01
Cash Flows From Operating Activities
	Net income (loss) from operations	$  71,035	$  44,288
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	66,669	34,987
		Depreciation	124,374	123,407
		Amortization	54,146	52,339
		(Increase) decrease in:
			Escrow deposits	(59,286)	(45,918)
			Tenant receivables	(11,242)	(792)
			Other assets	15,795	16,268
		Increase (decrease) in:
			Accounts payable	16,061	1,502
			Accrued expenses	57,015	54,918
			Tenant deposits	   (1,750)	       0
	Net cash provided by (used in)
		operating activities	332,817	280,999

Cash Flows From Investing Activities
	Income from partnership	21,746	1,457,737
	Purchase of property and improvements	(79,190)	0
	Distributions to limited partners	         0	(1,300,001)
	Net cash provided by (used in)
		investing activities	   (57,444)	  157,736

Cash Flows From Financing Activities
	Payments on mortgage note	  (138,548)	 (128,824)
	Net cash provided by (used in)
		financing activities	    (138,548) 	  (128,824)

Net increase (decrease) in cash
	and cash equivalents	136,825	309,911

Cash & cash equivalents at beginning
	of period	  847,088	 495,790

Cash & cash equivalents at end of period	$ 983,913	$805,701
Supplemental Disclosures
	Interest paid	$  202,407	$212,131


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2001 to September 30, 2002



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2001	$1,203,192	$(164,439)	$1,038,753

Cash distributions	(1,300,000)		(1,300,000)

Net earnings of 2001	 1,447,974	  76,209	 1,524,183

Balance at December 31, 2001	1,351,166	(88,230)	1,262,936

Net earnings of 2002	    88,142	   4,639	    92,781

Balance at September 30, 2002	$1,439,308	$(83,591)	$1,355,717
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                            September 30, 2002

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










	U.S. REALTY INCOME PARTNERS L.P.

	(A LIMITED PARTNERSHIP)

	NOTES TO FINANCIAL STATEMENTS

	Unaudited
	September 30, 2002


C.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Nine Months           Year Ended
                              Ended September 30       December 31,
                                    2002                 2001


   Administrative expenses       $ 36,000              $ 66,000


	The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2001, the partnership had $847,088 in cash and cash equivalents. This represents 17.4% of capital raised. At September 30, 2002, the Partnership had $983,913 in cash and cash equivalents. This represents 20.3% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2002.

          The Partnership distributed $1,300,000 in September 2001. This represented the funds received from Daniel S. E. Office Limited Partnership. The General Partner anticipates that no further cash distributions will be made in 2002.


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










                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 2002 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$742,809	$  29,614	$  772,423

Operating expenses	169,693	62,352	 232,045
Interest	202,407	-	 202,407
Depreciation & amortization	170,699	  7,821	 178,520
		542,799	 70,173	 612,972

Net income (loss)	200,010	(40,559)	159,451

Partnership share	                 66 2/3%	        100%

Partnership net income	$133,340 	$ (40,559)	$   92,781

Partnership operating
	cash flow	$365,555	$ (32,738)	$  332,817


		Operational results for the comparable nine month period ended September 30, 2001 were:


                                 Bellevue  Partnership     Total

Revenues	$680,073	$1,492,726	$2,172,799

Operating expenses	195,057	52,853	 247,910
Interest	212,131	-	212,131
Depreciation & amortization	 167,925	  7,821	175,746
		 575,113	 60,674	635,787

Net income (loss) 	104,960	1,432,052	1,537,012

Partnership share                 	66 2/3%	        100%

Partnership net income	$ 69,973	$1,432,052	$1,502,025

Partnership operating
	cash flow	$248,563	$   32,436	$  280,999









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


November 5, 2002











?




1


15