Form 10-K
period 2002-12-31
US REALTY INCOME PARTNERS LP
filed 2003-03-24
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002



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

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at March 24, 2003. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	2002 FORM 10-K ANNUAL REPORT
	INDEX



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

Item 13. Certain Relationships and Related Transactions . . . . . . . . 15

	PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Certification of Principal Executive Officer and Chief Financial
Officer under Securities Exchange Act Rules 13a-14 and 15d-14 . . . . . 19




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

Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 2002.




	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 2002, the Partnership had admitted Limited Partners holding 4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,____
                                       2002         2001           2000__
Selected Income Statement Data:

     Rental Income                   $947,192    $  878,254     $  862,317

     Interest Income                   11,174        42,325         28,372

     Interest Expense                 268,903       282,025        294,906

     Operating Expense                258,157       263,419        246,590

     Income from Joint Venture         21,746     1,456,737        397,437

     Net Income                    $  112,064    $1.524.183     $  444,443

     Net Income Per
     Limited Partnership Interest  $    21.91    $   298.06     $    86.91



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

               	                             Year Ended December 31,__
                                        2002          2001           2000__

Selected Balance Sheet Data:

     Property and Improvements-Net   $3,277,537    $3,364,773     $3,515,073

     Investments in Joint Venture           --             --          1,000

     Notes Payable                    3,557,481     3,743,183      3,915,764

     Cash Distributions to Limited
     Partners                           200,000     1,300,000        400,000

     Cash Distributions per Limited
     Partnership Interest                 41.17        267.60          82.34

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2002, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

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


Liquidity and Capital Resources

	At December 31, 2002, the partnership had $814,043 in cash and cash equivalents. This represents 16.76% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2003.

	The General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner made a cash distribution of $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building held in the PruDan partnership. In September 2001, the General Partner made a cash distribution of $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2003, the General Partner made a cash distribution of $200,000 to the Limited Partners. This represented proceeds from operating cash flow and excess funds from the sale of the PruDan properties in 2001.

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

     The operational results of the Partnership for the years ended December 31, 2002, 2001 and 2000 are summarized below:

Year Ended December 31, 2002:
                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL__

Revenues    		                  $ 948,119   $     31,993     $ 980,112

Operating Expenses      	              190,000         68,157       258,157
Interest                   		  268,903           -          268,903
Depreciation & Amort.                  251,231         10,429       261,660
                                       710,134         78,586       788,720

Net Operating Income (Loss)	        237,985     (    46,593)     191,392

Partnership Share          		   66 2/3%           100%

Partnership Net Income (Loss)	      $  158,657    ($   46,593)  $  112,064
Partnership Cash Flow	  	      $  203,119    ($   36,164)  $  166,955


Year Ended December 31, 2001:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  881,890    $ 1,495,426    $2,377,316

Operating Expenses			         230,599         32,820       263,419
Interest                   		   282,025           -          282,025
Depreciation & Amort.			 __227,459      ___32,961     __260,420

                     			   740,083         65,781       805,864

Net Operating Income 		     	   141,807      1,429,645     1,571,452

Partnership Share          		    66 2/3%           100%

Partnership Net Income			$   94,538     $1,429,645    $1,524,183
Partnership Cash Flow			$  188,690     $1,462,606    $1,651,296



Year Ended December 31, 2000:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					 $868,846     $  419,280    $1,288,126

Operating Expenses			        187,715         58,875       246,590
Interest                   		  294,906           -          294,906
Depreciation & Amort.                  244,526         10,428       254,954
                                       727,147         69,303       796,450

Net Operating Income   		        141,699        349,977       491,676

Partnership Share          	         66 2/3%           100%

Partnership Net Income 		     $   94,466     $  349,977    $  444,443
Partnership Cash Flow   	           $  142,160    ($  360,405)   $  502,565









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

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 2002, the Partnership had $814,043 in cash and cash equivalents. This represents 16.76% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner distributed $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building that was a part of the PruDan partnership. In September 2001, the General Partner distributed $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2002, the General Partner distributed $200,000 to the Limited Partners. This represented operating cash flow and the remaining funds from the sale of the PruDan properties.

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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  67
     Donald R. Zoch                                      46
     Lee Rosenberg                                       49


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
			  November 29, 1988.

(b)	Annual Report
(c)	Certification of Principal Executive Officer and Chief
Financial Officer Pursuant to 18 U.S.C. Section 1350 as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  U.S. REALTY INCOME PARTNERS L.P.

                                  By:  Vanderbilt Realty Joint Venture
                                       the General Partner

                                       By:  Vanderbilt Realty Associates, Inc.
                                            its Managing General Partner

                                       By: _/s/Robert Bond Miller
                                           Robert Bond Miller
                                            President, Director, Chief
                                            Executive Officer, Chief Financial
                                            Officer and Chief Accounting
                                            Officer




March 24, 2003





Certification of Principal Executive Officer and Chief Financial Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Annual Report on Form 10-K of U.S. Realty Income
Partners, LP;
2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this annual report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the Registrant and I have:
1.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others, particularly during the period in which this
annual report is being prepared;
2.	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
3.	Presented in this annual report my conclusions about the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant's auditors:
1.	All significant deficiencies in the design and operation of
internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal contols; and
2.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6)	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
						By:       /s/Robert Bond Miller___
	March 24, 2003				Robert B. Miller
							President, Director, Chief Executive
						Officer, Chief Financial Officer and
			    			Chief Accounting Officer








1

1