Form 10-Q
period 2003-03-31
US REALTY INCOME PARTNERS LP
filed 2003-05-13
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2003


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at March 31, 2003 and
	December 31, 2002	4

	Statements of Operations for the three months
	ended March 31, 2003 and 2002	5

	Statements of Cash Flows for three months
	ended March 31, 2003 and 2002	6

	Statements of Partnership Equity for the
	period January 1, 2002 through March 31, 2003	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	 9-11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submissions of Matters to a Vote of
	Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	14







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2003 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2003 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  March 31,     December 31,
                                       _2003           2002


             Assets

Cash				$  923,023	$  814,043

Escrow deposits	33,787	 12,922

Tenant receivables     	11,135	8,329

Property & improvements, net of
	accumulated depreciation of
	$2,259,565 and $2,217,887	3,280,927	3,227,537

Other assets		   656,545	   680,353

	Total Assets	$ 4,905,417	$ 4,793,184

	Liabilities & Partnership Equity

Accounts payable	$    54,226	$     2,529

Accrued expenses	35,328	21,024

Notes payable 	    3,508,010	  3,557,481

	Total Liabilities	  3,597,564	  3,581,034

Minority partner's interest in JV	80,930	37,150

Partnership equity
	Gen. Partners, no units authorized	(80,031)	(82,627)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,306,954	  1,257,627

	Net Partnership Equity	  1,226,923	  1,175,000

	Total Liabilities & Partnership

		Equity	$ 4,905,417	$ 4,793,184


See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months Ended
March 31, 2003 and 2002

	                 Unaudited             Unaudited
	                 3 Months	               3 Months
	                   2003                   2002
Revenues
	Rental income	$ 289,442		$ 268,243
	CAM reimbursements	21,598		22,724
	Interest income	   1,616		   2,963

			312,656		293,930

Expenses
	Interest	64,181		67,567
	Professional fees	16,078		3,650
	Depreciation	41,678		41,458
	Amortization	18,049		18,049
	Property taxes	19,005		19,005
	State taxes	816		100
	Leasing & admin.	33,637		37,857
	Management fees	12,368		11,498
	Repairs	8,571		7,303
	Utilities	2,570		2,604
	Insurance	     (1)		     678

			 216,953		 209,769

Net income before minority partner's
	share of income	95,703		84,161


Minority partner's interest
	in operating profit	 (43,780) 		  (35,055)

Income (Loss) from
	operation	51,923		49,106

Income from investment
	in partnership	         0  		        0

Net Income (Loss)	$   51,923		$  49,106

Net Income (Loss)
	per Unit         $    10.15   	          $    9.60

Weighted Avg. No.
	of Units	     4,858 		    4,858

                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            3 Months    3 Months
                                              Ending     Ending
                                              3/31/03   3/31/02
Cash Flows From Operating Activities
	Net income (loss) from operations	$  51,923	$  49,106
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	43,780	35,055
		Depreciation	41,678	41,458
		Amortization	18,049	18,049
		(Increase) decrease in:
			Escrow deposits	(20,865)	(19,762)
			Tenant receivables	(2,806)	(4,207)
			Other assets	5,759	5,263
		Increase (decrease) in:
			Accounts payable	51,697	602
			Accrued expenses	14,304	19,005
			Tenant deposits	     (0)	  (1,750)
	Net cash provided by (used in)
		operating activities	203,519	142,819

Cash Flows From Investing Activities
	Purchase of property & improvements	 (45,068)          0
	Net cash provided by (used in)
		investing activities	 (45,068)	       0

Cash Flows From Financing Activities
	Payments on mortgage note	  (49,471)	 (46,083)
	Net cash provided by (used in)
		financing activities	    (49,471) 	  (46,083)

Net increase (decrease) in cash
	and cash equivalents	108,980	96,736

Cash & cash equivalents at beginning
	of period	  814,043	 847,086

Cash & cash equivalents at end of period	$ 923,023	$943,822
Supplemental Disclosures
	Interest paid	$  64,181	$ 67,567


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2002 to March 31, 2003



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2002	$1,351,166	$ (88,230)	$1,262,936

Cash distributions	(200,000)		(200,000)

Net earnings of 2002	   106,461	   5,603	   112,064

Balance at December 31, 2002	1,257,627	(82,627)	1,175,000

Net earnings of 2003	    49,327	   2,596	    51,923

Balance at March 31, 2003	$1,306,954	$(80,031)	$1,226,923
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              March 31, 2003

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 2002 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Three Months           Year Ended
                                Ended March 31,        December 31,
                                    2003                  2002


   Administrative expenses       $ 18,300              $ 66,000


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2002, the partnership had $814,043 in cash and cash equivalents. This represents 16.8% of capital raised. At March 31, 2003, the Partnership had $923,023 in cash and cash equivalents. This represents 19% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2003.

          The Partnership distributed $200,000 in December 2002. This represented operating funds from Bellevue Plaza. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2003.


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








                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2003 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$311,163	$    1,493	$  312,656

Operating expenses	58,522	34,523	 93,045
Interest	64,181	-	 64,181
Depreciation & amortization	 57,120	  2,607	  59,727
		179,823	 37,130	 216,953

Net income (loss)	131,340	(  35,637)	95,703

Partnership share	                 66 2/3%	        100%

Partnership net income	$ 87,560 	$(  35,637)	$  51,923

Partnership operating
	cash flow	$236,549	$(  33,030)	$ 203,519


		Operational results for the comparable three month period ended March 31, 2002 were:


                                 Bellevue  Partnership     Total

Revenues	$291,207	$  2,723	$ 293,930

Operating expenses	61,576	21,119	 82,695
Interest	67,567	-	67,567
Depreciation & amortization	  56,900	  2,607	 59,507
		 186,043	 23,726	209,769

Net income (loss) 	105,164	(21,003)	84,161

Partnership share                 	66 2/3%	        100%

Partnership net income	$ 70,109	$ (21,003)	$  49,106

Partnership operating
	cash flow	$161,215	$ (18,396)	$ 142,819









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


May 12, 2003




























Certification of Principal Executive Officer and Chief Financial
Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Quarterly Report on Form 10-Q of U.S.
Realty Income Partners, LP;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
annual report;
3)	Based on my knowledge, the financial statements and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
Registrant as, and for, the periods presented in this
quarterly report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and I have:
1.	Designed such disclosure controls and procedures to
ensure that material information relating to the
Registrant is made known to us by others, particularly
during the period in which this quarterly report is
being prepared;
2.	Evaluated the effectiveness of the Registrant's
disclosure controls and procedures as of a date within
45 days prior to the filing date of this quarterly
report ("Evaluation Date"); and
3.	Presented in this quarterly report my conclusions about
the effectiveness of the disclosure controls and
procedures based on my evaluation as of the Evaluation
Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant's auditors:
1.	All significant deficiencies in the design and
operation of internal controls which could adversely
affect the Registrant's ability to record, process,
summarize and report financial data and have identified
for the Registrant's auditors any material weaknesses
in internal contols; and
2.	Any fraud, whether or not material, that involves
management or other employees who have a significant
role in the Registrant's internal controls; and
6)	I have indicated in this quarterly report whether or not
there were significant changes in internal controls or in
other factors that could significantly affect internal
controls subsequent to the date of the most recent
evaluation, including any corrective actions with regard to
significant deficiencies and material weaknesses.
					By:       /s/Robert Bond Miller___
	May 12, 2003				President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
						Accounting Officer









1


14



15