Form 10-Q
period 2003-06-30
US REALTY INCOME PARTNERS LP
filed 2003-08-12
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2003


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at June 30, 2003 and
	December 31, 2002	4

	Statements of Operations for the three months
	and six months ended June 30, 2003 and 2002	5

	Statements of Cash Flows for six months
	ended June 30, 2003 and 2002	6

	Statements of Partnership Equity for the
	period January 1, 2002 through June 30, 2003	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	 9-11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submissions of Matters to a Vote of
	Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	14







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 2003 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 2003 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                  June 30       December 31,
                                       _2003           2002


             Assets

Cash				$  851,074	$  814,043

Escrow deposits	54,375	 12,922

Tenant receivables     	64,339	8,329

Property & improvements, net of
	accumulated depreciation of
	$2,301,244 and $2,217,887	3,304,740	3,227,537

Other assets		   632,736	   680,353

	Total Assets	$ 4,907,264	$ 4,793,184

	Liabilities & Partnership Equity

Accounts payable	$    8,869	$     2,529

Accrued expenses	54,333	21,024

Notes payable 	    3,458,346	  3,557,481

	Total Liabilities	  3,521,548	  3,581,034

Minority partner's interest in JV	107,236	37,150

Partnership equity
	Gen. Partners, no units authorized	(77,453)	(82,627)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  1,355,933	  1,257,627

	Net Partnership Equity	  1,278,480	  1,175,000

	Total Liabilities & Partnership

		Equity	$ 4,907,264	$ 4,793,184


See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Six Months Ended
June 30, 2003 and 2002

	                 Unaudited  Unaudited    Unaudited  Unaudited
	                 3 Months	   3 Months     6 Months   6 Months
	                   2003         2002       2003        2002
Revenues
	Rental income	$ 186,549	$  183,059	$  475,992	$  451,302
	CAM reimbursements	61,738	63,833	83,336	86,558
	Interest income	   1,754	   2,973	   3,369	   5,936

			250,041	249,865	562,697	543,795

Expenses
	Interest	63,987	67,473	128,168	135,041
	Professional fees	0	10,520	16,078	14,170
	Depreciation	41,678	41,458	83,357	82,916
	Amortization	18,049	18,049	36,098	36,098
	Property taxes	19,005	19,005	38,010	38,010
	State taxes	100	100	916	200
	Leasing & admin.	13,432	12,947	47,069	50,804
	Management fees	7,706	8,068	20,074	19,566
	Repairs	5,970	5,233	14,541	12,536
	Utilities	2,249	2,527	4,819	5,131
	Insurance	       0	     679	       0	   1,358

			 172,176	 186,059	 389,130	 395,830

Net income before minority partner's
	share of income	77,865	63,806	173,567	147,966


Minority partner's interest
	in operating profit	 (26,307) 	  (24,778)	  (70,087)  	 (59,832)

Income (Loss) from
	operation	51,558	39,027	103,480	88,132

Income from investment
	in partnership	         0  	  21,746	        0     21,746

Net Income (Loss)	$   51,559	$  60,775	$ 103,481	$ 109,880

Net Income (Loss)
	per Unit         $    10.15   $   11.88 $   20.24	  $   21.49

Weighted Avg. No.
	of Units	     4,858 	    4,858	    4,858      4,858

                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            6 Months    6 Months
                                             Ending     Ending
                                             6/30/03    6/30/02
Cash Flows From Operating Activities
	Net income (loss) from operations	$  103,480	$  88,132
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	70,086	59,832
		Depreciation	83,357	82,916
		Amortization	36,098	36,098
		(Increase) decrease in:
			Escrow deposits	(41,453)	(39,524)
			Tenant receivables	(56,010)	(42,602)
			Other assets	11,519	10,529
		Increase (decrease) in:
			Accounts payable	6,340	792
			Accrued expenses	33,309	38,010
			Tenant deposits	     (0)	  (1,750)
	Net cash provided by (used in)
		operating activities	246,726	232,433

Cash Flows From Investing Activities
	   Income from partnership	0	21,746
		Purchase of property & improvements	 (110,560)          0
	Net cash provided by (used in)
		investing activities	 (110,560)	  21,746

Cash Flows From Financing Activities
	Payments on mortgage note	  (99,135)	 (92,261)
	Net cash provided by (used in)
		financing activities	    (99,135) 	  (92,261)

Net increase (decrease) in cash
	and cash equivalents	37,031	161,918

Cash & cash equivalents at beginning
	of period	  814,043	 847,086

Cash & cash equivalents at end of period	$ 851,074	$1,009,004
Supplemental Disclosures
	Interest paid	$ 128,168	$  135,041


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2002 to June 30, 2003



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2002	$1,351,166	$ (88,230)	$1,262,936

Cash distributions	(200,000)		(200,000)

Net earnings of 2002	   106,461	   5,603	   112,064

Balance at December 31, 2002	1,257,627	(82,627)	1,175,000

Net earnings of 2003	    98,306	   5,174	   103,480

Balance at June 30, 2003	$1,355,933	$(77,453)	$1,278,480
























                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 2003

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

					   Six Months            Year Ended
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





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2002, the partnership had $814,043 in cash and cash equivalents. This represents 16.8% of capital raised. At June 30, 2003, the Partnership had $851,074 in cash and cash equivalents. This represents 17.5% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties.
 The General Partner does not anticipate having to borrow for working capital reserves in 2003.

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








                     PART I - FINANCIAL INFORMATION
                                continued


          Results of Operations

              The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 2003 are summarized below.

                                 Bellevue  Partnership    Total

Revenues	$559,553	$    3,144	$  562,697

Operating expenses	106,885	41,622	 148,507
Interest	128,168	-	 128,168
Depreciation & amortization	114,240	  5,215	 119,455
		349,293	 46,837	 396,130

Net income (loss)	210,260	(  43,693)	173,567

Partnership share	                 66 2/3%	        100%

Partnership net income	$140,173 	$(  43,693)	$ 103,480

Partnership operating
	cash flow	$285,204	$(  38,478)	$ 246,726


		Operational results for the comparable six month period ended June 30, 2002 were:


                                 Bellevue  Partnership     Total

Revenues	$538,363	$  27,150	$ 565,513

Operating expenses	109,082	32,380	 141,462
Interest	135,041	-	135,041
Depreciation & amortization	 113,800	  5,214	119,014
		 357,923	 37,594	395,517

Net income (loss) 	180,440	(10,444)	169,996

Partnership share                 	66 2/3%	        100%

Partnership net income	$120,293	$ (10,444)	$ 109,849

Partnership operating
	cash flow	$237,634	$  (5,230)	$ 232,404









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


August 12, 2003




























Certification of Principal Executive Officer and Chief Financial
Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Quarterly Report on Form 10-Q of U.S.
Realty Income Partners, LP;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
annual report;
3)	Based on my knowledge, the financial statements and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
Registrant as, and for, the periods presented in this
quarterly report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and I have:
1.	Designed such disclosure controls and procedures to
ensure that material information relating to the
Registrant is made known to us by others, particularly
during the period in which this quarterly report is
being prepared;
2.	Evaluated the effectiveness of the Registrant's
disclosure controls and procedures as of a date within
45 days prior to the filing date of this quarterly
report ("Evaluation Date"); and
3.	Presented in this quarterly report my conclusions about
the effectiveness of the disclosure controls and
procedures based on my evaluation as of the Evaluation
Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant's auditors:
1.	All significant deficiencies in the design and
operation of internal controls which could adversely
affect the Registrant's ability to record, process,
summarize and report financial data and have identified
for the Registrant's auditors any material weaknesses
in internal contols; and
2.	Any fraud, whether or not material, that involves
management or other employees who have a significant
role in the Registrant's internal controls; and
6)	I have indicated in this quarterly report whether or not
there were significant changes in internal controls or in
other factors that could significantly affect internal
controls subsequent to the date of the most recent
evaluation, including any corrective actions with regard to
significant deficiencies and material weaknesses.
					By:       /s/Robert Bond Miller___
August 12, 2003				President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
						Accounting Officer









1


9



15