Form 10-Q
period 2003-09-30
US REALTY INCOME PARTNERS LP
filed 2003-11-10
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2003


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
                     YES    X          NO






                    U.S. REALTY INCOME PARTNERS L.P.

                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at September 30, 2003 and
	December 31, 2002	4

	Statements of Operations for the three months
	and nine months ended September 30, 2003
	and 2002	5

	Statements of Cash Flows for nine months
	ended September 30, 2003 and 2002	6

	Statements of Partnership Equity for the
	period January 1, 2002 through September
	30, 2003	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	 9-11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submissions of Matters to a Vote of
	Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	14







                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 2003 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and nine months ended September 30, 2003 (unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Limited Partnership)

Balance Sheets


                                     Unaudited       Audited
                   ??                September 30   December 31,
                                       _2003           2002


             Assets

Cash				$  859,723	$  814,043

Escrow deposits	74,964	 12,922

Tenant receivables     	70,284	8,329

Property & improvements, net of
	accumulated depreciation of
	$2,342,922 and $2,217,887	3,263,061	3,277,537

Other assets		    608,928	    680,353

	Total Assets	$ 4,876,960	$ 4,793,184

	Liabilities & Partnership Equity

Accounts payable	$     995	$     2,529

Accrued expenses	74,338	21,024

Notes payable 	    3,408,471	  3,557,481

	Total Liabilities	  3,483,804	  3,581,034

Minority partner's interest in JV	118,665	37,150

Partnership equity
	Gen. Partners, no units authorized	(77,694)	(82,668)
	Limited Partners, 4,858 units
		authorized, issued,
		and outstanding	  2,941,879	  2,847,364

	Net Partnership Equity	  1,274,491	  1,175,001

	Total Liabilities & Partnership

		Equity	$ 4,876,960	$ 4,793,184


See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Operations

For the Three Months and Nine Months Ended
September 30, 2003 and 2002

	                 Unaudited  Unaudited    Unaudited  Unaudited
	                 3 Months	   3 Months     9 Months   9 Months
	                   2003         2002       2003       2002
Revenues
	Rental income	$ 182,064	$  183,841	$  659,100	$  637,859
	CAM reimbursements	21,112	20,369	103,404	104,211
	Interest income	   1,287	   2,671	   4,674	   8,607

			204,464	206,881	767,178	750,677

Expenses
	Interest	63,776	67,366	191,944	202,407
	Professional fees	7,500	750	23,578	14,920
	Depreciation	41,678	41,458	125,035	124,374
	Amortization	18,049	18,049	54,146	54,146
	Property taxes	19,005	19,005	57,015	57,015
	State taxes	0	11,853	916	12,053
	Leasing & admin.	31,416	35,555	78,485	86,359
	Management fees	7,795	7,872	27,869	27,439
	Repairs	5,539	5,355	20,080	17,891
	Utilities	2,283	2,140	7,103	7,271
	Insurance	       0	    7,740	       0	   9,098

			 197,042	  217,144	 586,172	 612,974

Net income before minority partner's
	share of income	7,422	(10,263)	181,006	137,703


Minority partner's interest
	in operating profit	 (11,428) 	   (6,837)	  (81,515) 	 (66,669)

Income (Loss) from
	operation	(4,007)	(17,099)	99,490	71,034

Income from investment
	in partnership	         0  	        0	        0     21,746

Net Income (Loss)	$   (4,007)	$ (17,099)	$  99,490	$  92,780

Net Income (Loss)
	per Unit         $    (0.78)  $  (3.34) $   19.46  $   18.14

Weighted Avg. No.
	of Units	     4,858 	    4,858	    4,858      4,858

                   See Notes to Financial Statements.


U.S. Realty Income Partners L.P.
(A Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            9 Months   9 Months
                                             Ending     Ending
                                             9/30/03    9/30/02
Cash Flows From Operating Activities
	Net income (loss) from operations	$   99,490	$  71,034
	Adjustments to reconcile net income (loss)
		to net cash provide by (used in)
		operating activities:
		Minority partner's interest in operating
			profit (loss) of consolidated
			partnership	81,515	66,669
		Depreciation	125,035	124,374
		Amortization	54,146	54,146
		(Increase) decrease in:
			Escrow deposits	(62,042)	(59,286)
			Tenant receivables	(61,955)	(11,242)
			Other assets	17,279	15,794
		Increase (decrease) in:
			Accounts payable	(1,534)	16,061
			Accrued expenses	52,314	57,015
			Tenant deposits	     1,000	  (1,750)
	Net cash provided by (used in)
		operating activities	305,250	332,815

Cash Flows From Investing Activities
	   Income from partnership	0	21,746
		Purchase of property & improvements	  (110,560)    (79,189)
	Net cash provided by (used in)
		investing activities	  (110,560)	  (57,443)

Cash Flows From Financing Activities
	Payments on mortgage note	  (149,010)	 (138,547)
	Net cash provided by (used in)
		financing activities	    (149,010) 	  (138,547)

Net increase (decrease) in cash
	and cash equivalents	45,680	136,825

Cash & cash equivalents at beginning
	of period	   814,043	 847,088

Cash & cash equivalents at end of period	$  859,723	$  983,913
Supplemental Disclosures
	Interest paid	$  191,944	$  202,407


                   See Notes to Financial Statements.



U.S. Realty Income Partners L.P.
(A Limited Partnership)

Statements of Partnership Equity

Period from January 1, 2002 to September 30, 2003



                                   Limited     General
                                  Partners     Partner     Total


Distributive share of net earnings	95%	5%	100%

Balance at January 1, 2002	$1,351,166	$ (88,230)	$1,262,936

Cash distributions	(200,000)	0	(200,000)

Net earnings of 2002	   106,461	   5,603	   112,064

Balance at December 31, 2002	1,257,627	(82,627)	1,175,000

Cash distributions	0	0	0

Net earnings of 2003	    94,516	   4,975	    99,490

Balance at September 30, 2003	$1,352,143	$(77,652)	$1,274,490






















                    See Notes To Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.

                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                                Unaudited
                             September 30, 2003

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



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:

					   Nine Months            Year Ended
                              Ended September 30,      December 31,
                                    2003                  2002


   Administrative expenses       $ 36,300              $ 66,000


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2002, the partnership had $814,043 in cash and cash equivalents. This represents 16.8% of capital raised. At September 30, 2003, the Partnership had $859,723 in cash and cash equivalents. This represents 17.7% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2003.

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








                     PART I - FINANCIAL INFORMATION
                                continued



	Results of Operations

		The Parternship holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). Operational results of the
Partnership for the nine months ending September 30, 2003:


                                 Bellevue  Partnership    Total

Revenues	$762,773	$    4,405	$  767,178

Operating expenses	154,922	60,124	 215,046
Interest	191,944	-	 191,944
Depreciation & amortization	171,361	  7,821	 179,182
		518,227	 67,945	 586,172

Net income (loss)	244,546	(  63,540)	181,006

Partnership share	                 66 2/3%	        100%

Partnership net income (loss)	$163,030 	$(  63,540)	$  99,490

Partnership operating
	cash flow	$360,969	$(  55,719)	$ 305,250


		Operational results of the Partnership for the nine months ending September 30, 2002:


                                 Bellevue  Partnership     Total

Revenues	$742,809	$  29,614	$ 772,423

Operating expenses	169,063	62,983	 232,046
Interest	202,407	-	202,407
Depreciation & amortization	 170,699	   7,821	  178,521
		 542,170	  70,804	 612,974

Net income (loss) 	200,640	(41,190)	159,449

Partnership share                 	66 2/3%	        100%

Partnership net income (loss)	$133,760	$ (41,190)	$  92,569

Partnership operating
	cash flow	$366,185	$ (33,369)	$ 332,815









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


November 10, 2003




























Certification of Principal Executive Officer and Chief Financial
Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Quarterly Report on Form 10-Q of U.S.
Realty Income Partners, LP;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
annual report;
3)	Based on my knowledge, the financial statements and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
Registrant as, and for, the periods presented in this
quarterly report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and I have:
1.	Designed such disclosure controls and procedures to
ensure that material information relating to the
Registrant is made known to us by others, particularly
during the period in which this quarterly report is
being prepared;
2.	Evaluated the effectiveness of the Registrant's
disclosure controls and procedures as of a date within
45 days prior to the filing date of this quarterly
report ("Evaluation Date"); and
3.	Presented in this quarterly report my conclusions about
the effectiveness of the disclosure controls and
procedures based on my evaluation as of the Evaluation
Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant's auditors:
1.	All significant deficiencies in the design and
operation of internal controls which could adversely
affect the Registrant's ability to record, process,
summarize and report financial data and have identified
for the Registrant's auditors any material weaknesses
in internal contols; and
2.	Any fraud, whether or not material, that involves
management or other employees who have a significant
role in the Registrant's internal controls; and
6)	I have indicated in this quarterly report whether or not
there were significant changes in internal controls or in
other factors that could significantly affect internal
controls subsequent to the date of the most recent
evaluation, including any corrective actions with regard to
significant deficiencies and material weaknesses.
					By:       /s/Robert Bond Miller___
November 10, 2003				President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
						Accounting Officer










4


14



15