Form 10-K
period 2003-12-31
US REALTY INCOME PARTNERS LP
filed 2004-04-01
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.  Yes      No  X

     Indicate by check mark whether the registrant is an accelerated filer(as
defined by Rule 12b-2 of the Act). Yes      No  X

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at June 30, 2003 and March 26, 2004. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	2003 FORM 10-K ANNUAL REPORT
	INDEX



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

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 13

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . 13

	PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . 14

Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 15

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 13. Certain Relationships and Related Transactions . . . . . . . . 16

Item 14. Principal Accountants' Fees and Services . . . . . . . .. . . . 17

	PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . 18

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

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) long-term capital appreciation;
(iii) distribution of current cash flow, some of which may not be subject to federal income taxes in the early years of the Partnership's operations; (iv) build-up of equity through reduction of mortgage indebtedness on Partnership properties; and (v) federal income tax deductions during the initial years of the Partnership's operations which may be used to offset income from the Partnership and possibly other passive sources.

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

	In 2001, Daniels Southeast Venture completed the sale of its buildings and distributed approximately $1,300,000 to the Partnership.

Item 3.  Legal Proceedings.

    None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 2003.



	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 2003, the Partnership had admitted Limited Partners holding 4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                            Year Ended December 31,
                               2003      2002      2001	    2000      1999
Selected Income Statement
  Data:

    Rental Income            $968,211  $947,192  $  878,254  $862,317  $749,095

    Interest Income             5,844    11,174      42,325    28,372     8,882

    Interest Expense          254,783   268,903     282,025   294,906   329,425

    Depreciation and
      Amortization            263,739   261,660     260,420   254,954   218,513

    Operating Expense         276,281   258,157     263,419   246,590   291,593

    Income from Joint Venture     -0-    21,746   1,456,737   397,437    96,034

    Net Income               $ 95,162  $112,064  $1,524,183   444,443    20,571

    Net Income Per
    Limited Partnership
      Interest               $  18.61  $  21.91  $   298.06  $  86.91  $   4.02



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                        Year Ended December 31,
                        2003        2002        2001	     2000        1999

Selected Balance
  Sheet Data:

   Property and
     Improvements
     -Net            $3,219,610   $3,277,537  $3,364,773  $3,515,073 $3,580,711

   Total Assets       4,596,838    4,793,184   4,986,731   4,885,507  4,949,465

   Notes Payable      3,357,658    3,557,481   3,743,183   3,915,764  4,075,341

   Cash Distributions
     to Limited
     Partners           200,000      200,000   1,300,000     400,000       -

   Cash Distributions
     Per Limited
     Partnership
     Interest             41.17        41.17      267.60       82.34       -

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2003, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue")which was renovated in 1988 and has approximately 71,000 in total square footage. The Bellevue property is currently 100% leased. Lease rent from the tenants amounts to approximately $70,000 per occupancy month. In addition, the tenants pay common area maintenance charges of approximately $10,000 per month for a total of approximately $80,000 per month.

	On July 1,1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,884. The loan fully amortizes over 15 years. After paying off Mass Mutual, the partnership had enough cash to pay for the improvements made to the T. J. Maxx space. These funds had previously been advanced by T. J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy 28,300 square feet. Due to the refinancing, payments from T. J. Maxx has increased the gross cash flow from the center by approximately $50,000 a year over the previous tenant.

	In 2003, $110,560 was spent on capitalized roof repairs. By the spring of 2004, approximately $150,000 will be spent on roof repairs.

DR/US West End

	In November 1988, the Partnership acquired a 50% ownership interest in a joint venture known as DR/US West End General Partnership (the "Joint Venture") which owns an office building located in Nashville, Tennessee. During 2001, this joint venture was dissolved after the sale of the underlying property.

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

During December and January 2000, Rockwood re-contacted the remaining prospective purchasers who had made offers, as well as other groups who were initially interested but did not make offers. In 2000, the 3310 Office Building was sold to a private investor for $12,200,000. The Partnership received $397,000 from the sale with an additional $70,000 placed in reserve.

In the spring of 2001 the office buildings in Raleigh, North Carolina were sold. Our share of the net proceeds was $1,300,000 and this was distributed in September of 2001.

Liquidity and Capital Resources

	At December 31, 2003, the partnership had $757,636 in cash and cash equivalents. This represents 15.60% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2004.

	The General Partner had deemed it advisable not to make any cash distributions prior to December 2000. In December 2000, the General Partner made a cash distribution of $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building held in the PruDan partnership. In September 2001, the General Partner made a cash distribution of $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2002, the General Partner made a cash distribution of $200,000 to the Limited Partners. This represented proceeds from operating cash flow and excess funds from the sale of the PruDan properties in 2001. In December 2003, the General Partner made a cash distribution of $200,000 to the Limited Partners. This represented proceeds from operating cash flow.

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

	Effective August 1995, the DR/US Joint Venture contributed all of its assets to a newly formed limited partnership, the Daniel S.E. Limited Partnership, a Virginia limited partnership (the "US/Daniel Venture"). The US/Daniel Venture then contributed its assets to a newly-formed limited liability company known as Prudential/Daniel Office Venture, LLC, (the "PruDan L.L.C"). The members of PruDan LLC are the US/Daniel Venture and Prudential.

	The assets of PruDan LLC consisted of: (1) the 3310 Office Building, a 107,000 square foot office building in Nashville, Tennessee; (2) the Somerset Park Business Center, a 108,113 square foot six-story office building located in Raleigh, North Carolina; and (3) Somerset Park, 207,326 square feet in four two-story office building located in Raleigh, North Carolina (items 2 and 3 are collectively referred to as the "Somerset Buildings"). The assets of PruDan LLC reflected indirect capital contributions from the Partnership, Daniel Realty Company ("DRC") and First Daniel Realty Development Corporation (collective, with DRC, "Daniel") and Prudential valued at $1,361,445, $2,131,055 and $31,432,500, respectively, or equity interests of 3.9%, 6.1% and 90.0%, respectively. The Partnership's capital contribution consisted of its interest in the assets of the DR/US Joint Venture, principally the 3310 Office Building. Daniel's capital contribution consisted of its interest in the assets of the DR/US Joint Venture (valued at $355,600)and its interest in the Somerset Buildings (valued at $1,775,455). Prudential's capital contribution consisted of payoff of $7,537,955 of debt on the 3310 Office Building, plus $120,000 for a new roof repair escrow, purchasing Metropolitan Life Insurance's interest in the Somerset Buildings, payoff of debt on the Somerset Buildings, and transactions costs including due diligence, closing costs, and fees for professional services (legal and accounting) totaling 1.5% of the transaction.

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

     The operational results of the Partnership for the years ended December 31, 2003, 2002 and 2001 are summarized below:

Year Ended December 31, 2003:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues					$968,522     $    5,533    $ 974,055

Operating Expenses			 208,158         68,123      276,281
Interest                   		 254,783           -         254,783
Depreciation and Amortization        253,311         10,428      263,739
                                     716,252         78,551      794,803

Net Operating Income (Loss)	       252,270        (73,018)     179,252

Partnership Share          	        66 2/3%          100%

Partnership Net Income (Loss)	     $  168,180     $  (73,018)   $  95,162
Partnership Cash Flow   	     $  206,183     $  (62,590)   $ 143,593



Year Ended December 31, 2002:
                                                  JOINT VENTURE
                                     BELLEVUE      PARTNERSHIP     TOTAL

Revenues    		            $ 948,119   $     31,993     $ 980,112

Operating Expenses                    190,000         68,157       258,157
Interest                   	        268,903           -          268,903
Depreciation and Amortization         251,231         10,429       261,660
                                      710,134         78,586       788,720

Net Operating Income (Loss)	        237,985        (46,593)      191,392

Partnership Share             	    66 2/3%         100%

Partnership Net Income (Loss)	     $  158,657    $   (46,593)   $  112,064
Partnership Cash Flow	  	     $  203,119    $   (36,164)   $  166,955




Year Ended December 31, 2001:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		            $  881,890    $ 1,495,426    $2,377,316

Operating Expenses		         230,599         32,820       263,419
Interest                   		   282,025           -          282,025
Depreciation and Amortization		   227,459         32,961       260,420
                     			   740,083         65,781       805,864

Net Operating Income 		     	   141,807      1,429,645     1,571,452

Partnership Share          		    66 2/3%           100%

Partnership Net Income			$   94,538     $1,429,645    $1,524,183
Partnership Cash Flow			$  188,690     $1,462,606    $1,651,296


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

    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner distributed $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building that was a part of the PruDan partnership. In September 2001, the General Partner distributed $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2002, the General Partner distributed $200,000 to the Limited Partners. This represented operating cash flow and the remaining funds from the sale of the PruDan properties. In December 2003, the General Partner distributed $200,000 to the Limited Partners. This represented operating cash flow.


Item 7(a)  Quantitative and Qualitative Disclosures about Market Risk

     As the partnership's debt has a fixed rate of interest, which is the Partnership's primary financial instrument, quantitative and qualitative risks are not deemed significant.


Item 8.  Financial Statements and Supplementary Data.

     See Index to Consolidated Financial Statements on Page F-l of Form 10-K for Financial Statements and Financial Statement schedule, where applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The former independent accountants, Dempsey Vantrease & Follis PLLC, resigned as the independent accountants effective December 2, 2003. Unqualified opinions were issued on the financial statements of the registrant for the past two years. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. On January 24, 2004, Rayburn, Betts & Bates, P.C. were appointed as the independent accountants for the Partnership. Rayburn, Betts and Bates, P.C. was not consulted prior to their engagement in 2003.
No letter is to be issued by the new accountants related to item 304(a).


Item 9A.  Controls and Procedures.

     The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership's Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended December 31, 2003, there have been no changes in the Partnership's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  68
     Donald R. Zoch                                      47
     Lee Rosenberg                                       50


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


Item 11.  Executive Compensation.

     The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the General Partner. See pages 11 to 13 of the Prospectus of the Partnership, which pages are incorporated herein by reference, for a discussion of the compensation payable to the General Partner and its Affiliates, as well as Note 7 to the Financial Statements included herein.

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

     While the Partnership will make no loans to the General Partner or its Affiliates, the Partnership may borrow money from the General Partner or its Affiliates but only on terms as to interest rate, security, fees and other charges at least as favorable to the Partnership as that charged by unaffiliated lending institutions in the same locality on comparable loans for the same purpose.

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

Item 14.  Principal Accountant Fees and Services.

     During the years ended December 31, 2003 and December 31, 2002, the Company was billed the aggregate fees set forth below by Rayburn, Betts & Bates, P.C., the Partnership's principal accountant during 2003 and Dempsey Vantrease & Follis, PLLC, the Partnership's principal accountant during 2002:

	                             2003	     2002
	Audit Fees	             $	9,500		6,450
	Audit Related Fees           	-  		-
	Tax Fees		            -  		-
	All Other Fees		      -  		-
		Total Fees         $	9,500		6,450

     Audit fees include fees related to the annual independent audit of the Partnership's financial statements.

     The Audit Committee also has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor of the Partnership. The policy requires that all services Rayburn, Betts & Bates, P.C., the Partnership's independent auditor, may provide to the Partnership, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee approved all audit services provided by Rayburn, Betts & Bates, P.C.


	PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     (a)  Exhibits:

               (3)  Restated Limited Partnership Agreement of the Partnership
			  is hereby incorporated by reference to the Prospectus of
			  the Partnership dated November 30, 1987, as filed with
			  the Securities and Exchange Commission, File No. 33-17577,
			  as supplemented December 28, 1987, October 26, 1988, and
			  November 29, 1988.

              (13) Annual Report (see index of consolidated financial statements filed with this annual report included in
                    Item 8.)

              (16)  See Form 8-K filed January 23, 2004

              (31)  Rule 13a-14(a)/15d-14(a) certifications

     (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report:

               DATE

           1-13-2004  Resignation of Dempsey, Vantrease & Follis PLLC,
                      Certified Public Accountants

           3-20-2004  Appointment of Rayburn, Betts & Bates, PC, Certified
                      Public Accountants





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




March 24, 2004

Exhibit 31.1

Certification of Principal Executive Officer and Chief Financial Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Annual Report on Form 10-K of U.S. Realty Income
Partners, LP;
2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3)	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
for the Registrant and I have:
1.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others, particularly during the period in which this
annual report is being prepared;
2.	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (Evaluation Date); and
3.	Presented in this annual report my conclusions about the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant's auditors:
1.	All significant deficiencies in the design and operation of
internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
2.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6)	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
						By:       /s/Robert Bond Miller
	March 24, 2004				Robert Bond Miller
							President, Director, Chief Executive
						Officer, Chief Financial Officer and
			    			Chief Accounting Officer


Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of U.S. Realty Income Partners L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Bond Miller, President, Director, Chief Executive Officer and Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d)
of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly present, in all material respects, the financial condition and the result of operations of the Partnership.


Date:  March 24, 2004


/s/ Robert Bond Miller
Robert Bond Miller, President, Director, Chief Executive Officer and
  Chief Accounting Officer


A signed original of this written statement required by Section 906 has been provided to U.S. Realty Income Partners L.P. and will be retained by U.S. Realty Income Partners L.P. and furnished to the Securities and Exchange Commission or its staff upon request. The information furnished herein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.