Form 10-Q
period 2004-03-31
US REALTY INCOME PARTNERS LP
filed 2004-05-14
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2004


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

	Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).

			   YES               NO     X





                    U.S. REALTY INCOME PARTNERS L.P.
(A Delaware Limited Partnership)
                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at March 31, 2004 and
	December 31, 2003	4

	Statements of Operations for the three months
	ended March 31, 2004 and 2003	5

	Statements of Cash Flows for three months
	ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7

Item 2.	Management?s Discussion and Analysis of
	Financial Condition and Results of Operations	8-10

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                              11

Item 4.     Controls and Procedures                        11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submissions of Matters to a Vote of
	Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	14










                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2004 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2004(unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Delaware Limited Partnership)
                      Consolidated Balance Sheets

                                     Unaudited
                   ??                  March 31,     December 31,
                                       _2004           2003

             Assets
Cash				  $  853,713	$  757,636

Escrow deposits	35,898	 18,477

Prepaid state taxes	12,514	-

Tenant receivables     	5,275	6,111

Property and improvements, net of
 accumulated depreciation of
 $2,428,052 and $2,238,374,
 respectively 	3,177,931	3,219,610

Other assets		    571,197	    595,004

	Total Assets	$ 4,656,528	$ 4,596,838

	Liabilities and Partnership Equity
Accounts payable	$    16,175	$    15,373

Accrued expenses	36,328	32,405

Note payable	 	    3,305,222	  3,357,658

	Total Liabilities	  3,357,725	  3,405,436

Minority partner?s interest in
  Joint venture	165,861	121,240

Partnership equity
  General partners, no units
  authorized	                          (74,730)	(77,869)
  Limited partners, 4,858 units
  authorized,issued, and outstanding	  1,207,672	  1,148,031

	Net Partnership Equity	  1,132,942	  1,070,162

 Total Liabilities and Partnership
		Equity	$ 4,656,528	$ 4,596,838

Note: The balance sheet presented above at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Consolidated Financial Statements.


U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)

Consolidated Statements of Operations

For the Three Months Ended
March 31, 2004 and 2003

	              	          Unaudited  		         Unaudited
	                	          3 Months	              3 Months
	 	             2004                 2003
Revenues
	Rental income		$ 296,030		$  289,442
	Common area maintenance		21,998		21,598
	Interest income		     964		   1,616

				318,992		312,656

Expenses
	Interest		61,215		64,181
	Professional fees		5,003		16,078
	Depreciation		41,678		41,678
	Amortization		18,049		18,049
	Property taxes		19,005		19,005
	State taxes		4,529		816
	Leasing and administrative		41,234		33,637
	Management fees		12,762		12,368
	Repairs		5,135		8,571
	Utilities		   2,981		   2,570

				 211,591		 216,953

Net income before minority
	partner?s share of income		107,401		95,703

Minority partner?s interest
	in operating profit		 (44,621) 		  (43,780)

Income from operations	               62,780               51,923

Net Income 		$   62,780		$  51,923

Net Income per Unit              $    12.92  	          $   10.15

Weighted Average Number
	of Units		     4,858 		    4,858

                   See Notes to Consolidated Financial Statements.







U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            3 Months   3 Months
                                             Ending     Ending
                                             3/31/04    3/31/03
Cash Flows From Operating Activities
	Net income from operations	$   62,780	$  51,923
	Adjustments to reconcile net income
		to net cash provided by (used in)
		operating activities:
		Minority partner?s interest in operating
			profit of consolidated
			partnership	44,621	43,780
		Depreciation	41,679	41,678
		Amortization	18,049	18,049
		(Increase) decrease in:
			Escrow deposits	(17,421)	(20,865)
			Tenant receivables	836	(2,806)
			Prepaid state tax	(12,514)
			Other assets	5,758	5,759
		Increase (decrease) in:
			Accounts payable	802	51,697
			Accrued expenses	     3,923	  14,304

	Net cash provided by
		operating activities	148,513	203,519

Cash Flows From Investing Activities
	Purchase of property and improvements	        0     (45,068)

 Net cash provided by (used in)
		investing activities	        0	  (45,068)

Cash Flows From Financing Activities
	Payments on mortgage note	  (52,436)	 (49,471)

	Net cash provided by (used in)
		financing activities	    (52,436) 	  (49,471)

Net increase (decrease) in cash
	and cash equivalents	96,077	108,980

Cash and cash equivalents at beginning
	of period	   757,636	 814,043

Cash and cash equivalents at end of period	$  853,713	$  923,023

Supplemental Disclosures
	Interest paid	$   61,215	$   64,181


                   See Notes to Consolidated Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.
                    (A Delaware Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 2004

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 2003 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:
                                      Three Months
                                     Ended March 31,
                                    2004          2003

   Administrative expenses       $ 18,000      $ 18,300


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2003, the partnership had $757,636 in cash and cash equivalents. This represents 15.6% of capital raised. At March 31, 2004, the Partnership had $853,713 in cash and cash equivalents. This represents 17.6% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties.
 The General Partner does not anticipate having to borrow for working capital reserves in 2004.

          The Partnership distributed $200,000 in December 2003. This represented operating funds from Bellevue Plaza. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2004.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property is 100% leased. Lease rent from the tenants amounts to $61,641 per occupancy month. In addition to monthly rent, one tenant currently pays 2.5% of their net profits annually which resulted in $110,442 collected during the quarter ended March 31, 2004. The tenants also pay common area maintenance charges of $7,037 per month.

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

In 2003, $110,560 was spent on capitalized roof repairs. Additional repairs to the roof are estimated to be $150,000 in 2004.





                     PART I - FINANCIAL INFORMATION
                                continued



	Results of Operations

		The Parternship holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2004 are summarized below.


                                 Bellevue  Partnership    Total

Revenues	$318,028	$    964	$  318,992

Operating expenses	65,870	24,793	 90,663
Interest	61,215	-	 61,215
Depreciation and amortization	 57,120	  2,607	  59,727
		184,205	 27,400	 211,605

Net income (loss)	133,823	(  26,436)	107,387

Partnership share	                 66 2/3%	        100%

Partnership net income (loss)	$ 89,216 	$(  26,436)	$  62,780

Partnership operation
	cash flow	$184,843	$(  36,329)	$ 148,514


		Operational results for the comparable three month period ended March 31, 2003 were:


                                 Bellevue  Partnership     Total

Revenues	$311,163	$   1,493	$ 312,656

Operating expenses	58,522	34,523	 93,045
Interest	64,181	-	64,181
Depreciation and amortization	  57,120	  2,607	 59,727
		 179,823	 37,130	216,953

Net income (loss) 	131,340	(35,637)	95,703

Partnership share                 	66 2/3%	        100%

Partnership net income (loss)	$ 87,560	$ (35,637)	$  51,923

Partnership operating
	cash flow	$236,549	$ (33,030)	$ 203,519









	The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount, the Partnership was unable to diversify its investments to the extent initially desired.



Financial Position

The primary changes in financial position from December 31, 2003 to March 31, 2004 are as follows:

.. The increase in cash of $96,077 is due to cash from operations of $148,514 net of debt repayments of $52,437.

.. The decrease in property and improvements of $41,679 is attributable to depreciation.

.. The decrease in the note payable of $52,437 is the result of the debt amortization.

.. Partnership equity increased by the amount of earnings for the three month period of $62,780.

.. The increase in the minority partner?s interest of $44,621 occurred from the partner?s proportionate share of earnings in the joint venture since December 31, 2003.






Results of Operations

The more significant changes in the results of operations when comparing the first quarter of 2004 with the corresponding period of 2003 are as follows:

.. The increase in net income of $10,857 was derived from an increase of revenue of 2% annualized and reduction in total expenses of 2%.

.. Professional fees in 2003 reflect additional billings related to the audit of the 2002 consolidated financial statements and other professional services utilized in 2003 that were not necessary in 2004.



Item 3:  Quantitative and Qualitative Disclosures about Market Risk

	As the partnership?s debt has a fixed rate of interest, which is the Partnership?s primary financial instrument, quantitative and qualitative risks are not deemed significant.


Item 4:  Controls and Procedures

      The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the ?Exchange Act?) that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC?s rules and forms and that such information is accumulated and communicated to the Partnership?s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership?s Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership?s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Partnership?s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended March 31, 2004, there have been no changes in the Partnership?s internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership?s internal control over financial reporting.




                       PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

               None.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer
		Purchases of Equity Securities

               None.

ITEM 3.    Default Upon Senior Securities

               None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

               None.

ITEM 5.    Other Information

               None.

ITEM 6.    Exhibits and Reports on Form 8-K

               1.  Exhibits

                   31  CEO and CFO Certification
		           Pursuant Rule 13a-14(a)/15d-A(a)

                   32  CEO and CFO Certification
                       Pursuant 18 USC, Section 1350
                       Sarbanes ? Oxley Act 2002

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


May 12, 2004



























EXHIBIT 31


Certification of Principal Executive Officer and Chief Financial
Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:
1)	I have reviewed this Quarterly Report on Form 10-Q of U.S.
Realty Income Partners, LP;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made,
not misleading with respect to the period covered by this
annual report;
3)	Based on my knowledge, the financial statements and other
financial information included in this quarterly report,
fairly present in all material respects the financial
condition, results of operations and cash flows of the
Registrant as, and for, the periods presented in this
quarterly report;
4)	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and I have:
1.	Designed such disclosure controls and procedures to
ensure that material information relating to the
Registrant is made known to us by others, particularly
during the period in which this quarterly report is
being prepared;
2.	Evaluated the effectiveness of the Registrant?s
disclosure controls and procedures as of a date within
45 days prior to the filing date of this quarterly
report (?Evaluation Date?); and
3.	Presented in this quarterly report my conclusions about
the effectiveness of the disclosure controls and
procedures based on my evaluation as of the Evaluation
Date;
5)	I have disclosed, based on my most recent evaluation, to the
Registrant?s auditors:
1.	All significant deficiencies in the design and
operation of internal controls which could adversely affect the Registrant?s ability to record, process, summarize and report financial data and have identified for the Registrant?s auditors any material weaknesses in internal controls; and





2.	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the Registrant?s internal controls; and

6) I have indicated in this quarterly report whether or ot there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	                        By:       /s/Robert Bond Miller___
May 12, 2004				      President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
       					Accounting Officer




EXHIBIT 32


Certification Pursuant to
18 USC Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of U.S. Realty Income Partners, LP, (the ?Partnership?) on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Robert B. Miller, President, Director, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Partnership, certify, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in
all material respects, the financial condition and result of operations of the Partnership.



Date:  May 12, 2004                   By: /s/ Robert B. Miller______
 							President, Director, Chief
							Executive Officer, Chief
							Financial Officer and Chief
							Accounting Officer














1



16