Form 10-Q
period 2004-06-30
US REALTY INCOME PARTNERS LP
filed 2004-08-16
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2004


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

			   YES               NO     X





                    U.S. REALTY INCOME PARTNERS L.P.
(A Delaware Limited Partnership)
                                  INDEX



PART I	  Financial Information

Item 1.	Financial Statements	                         3


	Balance Sheets at June 30, 2004 and
	December 31, 2003	                                     4

	Statements of Operations for the three months
	and six months ended June 30, 2004 and 2003	       5

	Statements of Cash Flows for six months
	ended June 30, 2004 and 2003	                         6

	Notes to Financial Statements	                         7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	       8-11

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                12

Item 4.     Controls and Procedures                          12

PART II	Other Information

Item 1.	Legal Proceedings	                               13

Item 2.	Changes in Securities	                         13

Item 3.	Default Upon Senior Securities	             13

Item 4.	Submissions of Matters to a Vote of
	Security Holders	                                     13

Item 5.	Other Information	                               13

Item 6.	Exhibits and Reports on Form 8-K	             13

SIGNATURES		                                           14

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	             15-17










                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at June 30, 2004 (unaudited) and statements of operations, partnership equity, and cash flows for the three months and six months ended June 30, 2004(unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report, as reported on Form 10-K.






































                    U.S Realty Income Partners, L.P.
                    (A Delaware Limited Partnership)
                      Consolidated Balance Sheets

                                     Unaudited       Audited
                                      June 30,     December 31,
                                       2004           2003

             Assets
Cash				            $  874,413	    $  757,636

Escrow deposits	                      53,319	        18,477

Prepaid state taxes	                12,514	             -

Tenant receivables     	                64,018	         6,111

Property and improvements, net of
 accumulated depreciation of
 $2,469,731 and $2,386,374,
 respectively 	                    3,136,253	      3,219,610

Other assets		                547,388	        595,004

	Total Assets	            $ 4,687,905	    $ 4,596,838

	Liabilities and Partnership Equity
Accounts payable	                  $       469	    $    15,373

Accrued expenses	                       55,334	         32,405

Note payable	 	              3,251,818	      3,357,658

	Total Liabilities	              3,307,621	      3,405,436

Minority partner's interest in
  joint venture	                      194,502	        121,240

Partnership equity
  General partners, no units
  authorized	                      (72,088)	  (77,869)
  Limited partners, 4,858 units
  authorized,issued, and outstanding  1,257,870	      1,148,031

	Net Partnership Equity	        1,185,782	      1,070,162

 Total Liabilities and Partnership
		Equity	            $ 4,687,905	    $ 4,596,838

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

                See Notes to Consolidated Financial Statements.


U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)

Consolidated Statements of Operations

For the Three Months and Six Months Ended
June 30, 2004 and 2003

	                       Unaudited    Unaudited  Unaudited  Unaudited
	                       3 Months      3 Months   6 Months   6 Months
                               2004         2003        2004       2003
Revenues
  Rental income	            $180,733	$186,549	$476,763   $475,992
  Common area maintenance	  78,180	  61,738	100,178	 83,336
  Interest income	                 908	   1,754	  1,872	  3,369

			             259,821	250,041	578,813	562,697

Expenses
  Interest	                    60,248	 63,987	121,462	128,168
  Professional fees              4,316          0       9,319      16,078
  Depreciation	              41,678	 41,678	 83,357	 83,357
  Amortization	              18,049	 18,049	 36,098	 36,098
  Property taxes	              19,005	 19,005	 38,010	 38,010
  State taxes	                 200	    100	  4,729	    916
  Leasing and administrative	  18,010	 13,432	 59,244	 47,069
  Management fees	               8,109	  7,706	 20,871	 20,074
  Repairs and maintenance        6,173	  5,970	 11,308	 14,541
  Utilities                      2,551      2,249       5,532       4,819

			             178,339	172,176	389,930	389,130

Net income before
	minority partner's
	share of income	        81,482	 77,865	188,883	173,567

Minority partner's interest
	in operating profit	 (28,641) 	(26,307) 	(73,263)	(70,087)

Income from operations	        52,841	 51,558	115,620	103,480


Net Income	                  $ 52,841   $ 51,558   $ 115,620   $ 103,480

Net Income per Unit           $  10.33   $  10.08   $   22.61   $   20.24

Weighted Average Number of Units 4,858	  4,858	  4,858	  4,858


                   See Notes to Consolidated Financial Statements.






U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

                                            Unaudited  Unaudited
                                            6 Months   6 Months
                                             Ending     Ending
                                             6/30/04    6/30/03
Cash Flows From Operating Activities
	Net income from operations	      $  115,620	$ 103,480
	Adjustments to reconcile net income
		to net cash provided by (used in)
		operating activities:
		Minority partner's interest in operating
			profit of consolidated
			partnership	                73,263	   70,087
		Depreciation	                83,357	   83,357
		Amortization	                36,098	   36,098
		(Increase) decrease in:
			Escrow deposits	         (34,842)	  (41,453)
			Tenant receivables	   (57,907)	  (56,010)
			Prepaid state tax	         (12,514)	        0
			Other assets	          11,518	   11,518
		Increase (decrease) in:
			Accounts payable	         (14,904)	    6,340
			Accrued expenses	          22,928	   33,309

	Net cash provided by (used in)
		operating activities	         222,617	  246,726

Cash Flows From Investing Activities
	Purchase of property and improvement         0   (110,560)

 Net cash provided by (used in)
		investing activities	               0	 (110,560)

Cash Flows From Financing Activities
	Payments on mortgage note	        (105,840)	  (99,135)

	Net cash provided by (used in)
		financing activities	        (105,840)   (99,135)

Net increase (decrease) in cash
	and cash equivalents	                116,777	   37,031

Cash and cash equivalents at beginning
	of period	                            757,636	  814,043

Cash and cash equivalents at end of period $  874,413$  851,074

Supplemental Disclosures
	Interest paid	                   $  121,462$  128,168


                   See Notes to Consolidated Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.
                    (A Delaware Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Unaudited
                              June 30, 2004

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



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:
                                      Six  Months
                                     Ended June 30,
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

















PART I - FINANCIAL INFORMATION
                                   continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2003, the partnership had $757,636 in cash and cash equivalents. This represents 15.6% of capital raised. At June 30, 2004, the Partnership had $874,413 in cash and cash equivalents. This represents 18.0% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2004.

          The Partnership distributed $200,000 in December 2003. This represented operating funds from Bellevue Plaza. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2004.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property is 100% leased. Lease rent from the tenants amounts to $61,641 per occupancy month. In addition to monthly rent, one tenant currently pays 2.5% of their net profits annually which resulted in $110,442 collected during the six months ended June 30, 2004. The tenants also pay common area maintenance charges of $7,037 per month.

	On July 1, 1999, the joint venture obtained a $4,150,000 first mortgage loan on this property from an unaffiliated lender. The mortgage bears interest at a rate of 7.25% per annum and requires monthly installments of principal and interest of $37,884. The loan fully amortizes over 15 years. After paying off the previous debt, the partnership had enough cash to pay for the improvements made to the T. J. Maxx space. These funds had previously been advanced by T.
J. Maxx to the Partnership. This resulted in T. J. Maxx beginning monthly rental payments in November of 1999. T. J. Maxx/Marshalls moved into the center in November 1999 as planned. They occupy
28,300 square feet. Due to the refinancing, payments from T. J. Maxx have increased the gross cash flow from the center by approximately $50,000 a year over the previous tenant.

In 2003, $110,560 was spent on capitalized roof repairs. Additional repairs to the roof are estimated to be $150,000 in 2004.





                     PART I - FINANCIAL INFORMATION
                                continued



	Results of Operations

		The Parternship holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the six months ending June 30, 2004 are summarized below.


                                 Bellevue  Partnership    Total

Revenues	                     $576,981	 $   1,832	$  578,813

Operating expenses	          121,531	    27,482	   149,013
Interest	                      121,462	         -	   121,462
Depreciation and amortization	    114,240	     5,215	   119,455
		                      357,233	    32,697	   389,930

Net income (loss)	                219,748	 (  30,865)	   188,883

Partnership share	                 66 2/3%	        100%

Partnership net income (loss)	  $ 146,485  $( 30,865)	 $ 115,620

Partnership operation
	cash flow	               $ 248,268 $( 25,650)	 $ 222,618


		Operational results for the comparable six month period ended June 30, 2003 were:


                                 Bellevue  Partnership     Total

Revenues	                     $559,553	 $   3,144	  $ 562,697

Operating expenses	          106,885	    34,622	    141,507
Interest	                      128,168       -	    128,168
Depreciation and amortization	    114,240	     5,215	    119,455
		                      349,293	    39,837	    389,130

Net income (loss) 	          210,260	   (36,693)	    173,567

Partnership share                 	66 2/3%	        100%

Partnership net income (loss)	  $ 140,173	 $ (36,693)	  $ 103,480

Partnership operating
	cash flow	              $ 285,204	 $ (31,478)	  $ 253,726






    The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount, the Partnership was unable to diversify its investments to the extent initially desired.



Financial Position

The primary changes in financial position from December 31, 2003 to June 30, 2004 are as follows:

*	The increase in cash of $116,777 is due to cash from
operations of $222,617 net of debt repayments of $105,840.
*	The decrease in property and improvements of $83,357 is
attributable to depreciation.
*	The decrease in the note payable of $105,840 is the result
of the debt amortization.
*	Partnership equity increased by the amount of earnings for
the six month period of $115,620.
*	The increase in the minority partner's interest of $73,262
occurred from the partner's proportionate share of earnings in the joint venture since December 31, 2003.
*	The increase in tenant receivables of $57,907 from December
31, 2003 to June 30, 2004, was attributable to the common area maintenance billed in the second quarter according to the lease agreements.
*	Escrow deposits increased $34,842 from December 31, 2003 to
June 30, 2004 as tenant payments for escrow items occur monthly and the primary disbursements for escrow items occur in the
last quarter of the calendar year.
*	A decrease of $47,616 from December 31, 2003 to June 30,
2004 for other assets occurred as the result of periodic amortization of capitalized lease related costs.



Results of Operations

The more significant changes in the results of operations when comparing the three months and six months ended June 30, 2004 with the corresponding period of 2003 are as follows:

*	For the three months ended June 30, 2004 as compared to the
three months ended June 30, 2003, the following are the most signicant changes in the results of operations:
*	Rental income decreased $5,816 or 3% as a result of a
credit given to one of the tenants for rent charged in
error.
*	Common area maintenance revenue increased in the
second quarter over the corresponding quarter for 2003 by
$16,442 or 27%.  This increase was due in part to
increased billings related to the recovery of additional
outlays for real property taxes and site maintenance in
accordance with the lease terms.
*	The change in expenses for the current three month
period to that of the previous years three month period was an increase of $6,163 or 4% and was primarily related to increased professional fees and leasing and administrative costs while being offset by a decline in interest expense due to reduced borrowing levels from continued debt amortization.

*	For the six months ended June 30, 2004 as compared to the
six months ended June 30, 2003, the following is the most
significant change in the results of operations:
*	Common area maintenance revenue increased in the first
half of 2004 over the corresponding period for 2003 by $16,842 or 20%. This increase was due in part to increased billings related to recovery of additional outlays for real property taxes and site maintenance in accordance with the lease terms.





































Item 3:  Quantitative and Qualitative Disclosures about Market Risk

	As the partnership's debt has a fixed rate of interest, which is the Partnership's primary financial instrument, quantitative and qualitative risks are not deemed significant.


Item 4:  Controls and Procedures

      The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership's Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended March 31, 2004, there have been no changes in the Partnership's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.






















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

               None.

ITEM 6.    Exhibits and Reports on Form 8-K

               1.  Exhibits

                   31  CEO and CFO Certification
		           Pursuant Rule 13a-14(a)/15d-A(a)

                   32  CEO and CFO Certification
                       Pursuant 18 USC, Section 1350
                       Sarbanes - Oxley Act 2002

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


August 12, 2004



























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

	                        By:       /s/Robert Bond Miller___
August 12, 2004			      President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
       					Accounting Officer









































EXHIBIT 32


Certification Pursuant to
18 USC Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of U.S. Realty Income Partners, LP, (the "Partnership") on Form 10-Q for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert B. Miller, President, Director, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Partnership, certify, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  August 12, 2004















17