Form 10-Q
period 2004-09-30
US REALTY INCOME PARTNERS LP
filed 2004-11-12
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 2004


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

			   YES               NO     X






                     U.S. REALTY INCOME PARTNERS L.P.
                     (A Delaware Limited Partnership)
                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	                        3


	Balance Sheets at September 30, 2004 and
	December 31, 2003	                                    4

	Statements of Operations for the three months
	and nine months ended September 30, 2004
	and 2003	                                          5

	Statements of Cash Flows for nine months
	ended September 30, 2004 and 2003	                  6

	Notes to Financial Statements	                        7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	   8-11

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                              12

Item 4.     Controls and Procedures                        12

PART II	Other Information

Item 1.	Legal Proceedings	                             13

Item 2.	Changes in Securities	                       13

Item 3.	Default Upon Senior Securities	           13

Item 4.	Submissions of Matters to a Vote of
	      Security Holders	                             13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	           13

SIGNATURES		                                         14

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	        15-17









                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at September 30, 2004 (unaudited) and statements of operations for the three months and nine months ended September 30, 2004 and 2003 (unaudited) and statements of cash flows for the nine months ended September 30, 2004 and 2003(unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report, as reported on Form 10-K.





































                    U.S Realty Income Partners, L.P.
                    (A Delaware Limited Partnership)
                      Consolidated Balance Sheets

                                      Unaudited          Audited
                                     September 30,      December 31,
                                          2004             2003

             Assets
Cash				              $  871,804	$  757,636

Escrow deposits	                        70,741	    18,477

Prepaid state taxes	                  12,514	       -

Tenant receivables     	                  79,802	     6,111

Property and improvements, net of
 accumulated depreciation of
 $2,511,409 and $2,386,374,
 respectively 	                     3,118,474	 3,219,610

Other assets		                 523,579	   595,004

	Total Assets	             $ 4,676,914     $ 4,596,838

	Liabilities and Partnership Equity
Accounts payable	                   $     8,432     $    15,373

Accrued expenses	                        74,338	    32,405

Note payable	 	               3,198,092	 3,357,658

	Total Liabilities	               3,280,862	 3,405,436

Minority partner's interest in
  joint venture	                       207,927	   121,240

Partnership equity
  General partners, no units
  authorized	                       (71,970)	   (77,869)
  Limited partners, 4,858 units
  authorized, issued, and outstanding  1,260,095	 1,148,031

	Net Partnership Equity	         1,188,125	 1,070,162

 Total Liabilities and Partnership
		Equity	             $ 4,676,914     $ 4,596,838

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

               See Notes to Consolidated Financial Statements.


                      U.S. Realty Income Partners L.P.
                      (A Delaware Limited Partnership)

                    Consolidated Statements of Operations

                 For the Three Months and Nine Months Ended
                         September 30, 2004 and 2003

	                Unaudited    Unaudited  Unaudited  Unaudited
	                3 Months      3 Months    9 Months   9 Months
                       2004         2003        2004       2003
Revenues
	Rental income	$191,883	$182,064	$668,645	$659,100
	Common area
		maintenance	  21,998	  21,112	 122,176	 103,404
	Interest income	   1,027	   1,288	   2,900	   4,674

			       214,908	204,464	 793,721	 767,178

Expenses
	Interest	        59,926	 63,776	 181,388	 191,944
	Professional fees	   5,247	  7,500	  14,566	  23,578
	Depreciation	  41,678	 41,678	 125,035	 125,035
	Amortization	  18,049	 18,049	  54,146	  54,146
	Property taxes	  19,005	 19,005	  57,015	  57,015
	State taxes       	 0	      0	   4,729	     916
	Leasing and
		administrative31,387	 31,416	  90,631	  78,485
	Management fees	   7,165	  7,795	  28,035	  27,869
	Repairs and
		maintenance	   6,891	  5,539	  18,199	  20,080
	Insurance	         7,877	      0	   7,879	       0
	Utilities            1,916      2,284	   7,448	   7,104

			       199,141	197,042	 589,071	 586,172

Net income before
	minority partner's
	share of income	  15,767	  7,422	 204,650	 181,006

Minority partner's interest
	in operating profit(13,424) 	(11,429) 	 (86,687)	 (81,516)

Net Income (Loss)	    $    2,343   $ (4,007)   $ 117,963   $  99,490

Net Income (Loss)
     per Unit         $      .46   $   (.78)   $   23.07   $   19.46

Weighted Average
	Number of Units	  4,858	  4,858	  4,858	  4,858



                See Notes to Consolidated Financial Statements.


                      U.S. Realty Income Partners L.P.
                      (A Delaware Limited Partnership)
                   Consolidated Statements of Cash Flows

                                            Unaudited  Unaudited
                                            9 Months   9 Months
                                             Ending     Ending
                                             9/30/04    9/30/03
Cash Flows From Operating Activities
	Net income from operations	       $  117,963	$  99,490
	Adjustments to reconcile net income
		to net cash provided by (used in)
		operating activities:
		Minority partner's interest in operating
			profit of consolidated
			partnership	                86,687	   81,516
		Depreciation	               125,035	  125,035
		Amortization	                71,425	   71,425
		(Increase) decrease in:
			Escrow deposits	         (52,264)	  (62,042)
			Tenant receivables	   (73,691)	  (61,955)
			Prepaid state tax	         (12,514)	        0
		Increase (decrease) in:
			Accounts payable	          (6,941)	   (1,534)
			Accrued expenses	          41,933	   52,315
			Tenant deposits	               0	    1,000

		Net cash provided by (used in)
		operating activities	         297,633	  305,250

Cash Flows From Investing Activities
	Purchase of property and improvements  (23,899)  (110,560)

 Net cash used in
	investing activities	               (23,899)	 (110,560)

Cash Flows From Financing Activities
	Payments on mortgage note	        (159,566)	 (149,010)

	Net cash used in
		financing activities	        (159,566)  (149,010)

Net increase in cash
	and cash equivalents	               114,168	   45,680

Cash and cash equivalents at beginning
	of period	                           757,636	  814,043

Cash and cash equivalents at end
  of period	                              $  871,804 $  859,723

Supplemental Disclosures
	Interest paid	                 $  181,388  $  191,944


                   See Notes to Consolidated Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.
                    (A Delaware Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Unaudited
                             September 30, 2004

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



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:
                                      Nine Months
                                    Ended September 30,
                                    2004          2003

   Administrative expenses       $ 36,000      $ 36,300


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.

C.  NET INCOME PER UNIT

	In accordance with the partnership agreement, the limited partners are allocated 95% of the net income of the partnership in the relationship of units held to total units outstanding.










PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2003, the partnership had $757,636 in cash and cash equivalents. This represents 15.6% of capital raised. At September 30, 2004, the Partnership had $871,804 in cash and cash equivalents. This represents 17.9% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2004.

          The Partnership distributed $200,000 in December 2003. This represented operating funds from Bellevue Plaza. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2004.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988. The Bellevue property is 100% leased. Lease rent from the tenants amounts to $61,641 per occupancy month. In addition to monthly rent, one tenant currently pays 2.5% of their net profits annually which resulted in $110,442 collected during the nine months ended September 30, 2004. The tenants also pay common area maintenance charges of $7,037 per month.


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

In 2003, $110,560 was spent on capitalized roof repairs. In 2004, $23,899 has been spent on capitalized roof repairs. The total cost is expected to be $150,000.





                     PART I - FINANCIAL INFORMATION
                                continued


Results of Operations

		The Partnership holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the nine months ending September 30, 2004 are summarized below.


                                 Bellevue  Partnership    Total

Revenues	                     $790,978	 $   2,742	  $ 793,721

Operating expenses	          178,168	    50,333	    228,502
Interest	                      181,388	       -	    181,388
Depreciation and amortization	    171,361	     7,820	    179,181
		                      530,917	    58,153	    589,071

Net income (loss)	                260,061	 (  55,411)	    204,650

Partnership share	                 66 2/3%	            100%

Partnership net income (loss)	  $ 173,374  $( 55,411)   $ 117,963

Partnership operation
	cash flow	              $ 345,224	 $( 47,590)	  $ 297,634


		Operational results for the comparable nine month period ended September 30, 2003 were:


                                 Bellevue  Partnership     Total

Revenues	                     $762,773	 $   4,405	   $ 767,178

Operating expenses	          154,922	    60,124	     215,046
Interest	                      191,944	       -	     191,944
Depreciation and amortization	    171,361	     7,821	     179,182
		                      518,227	    67,945	     586,172

Net income (loss) 	          244,546	   (63,540)	     181,006

Partnership share                 66 2/3%	                   100%

Partnership net income (loss)   $ 163,030	 $ (63,540)	   $  99,490

Partnership operating
	cash flow	              $ 360,969	 $ (55,719)    $ 305,250









	The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount, the Partnership was unable to diversify its investments to the extent initially desired.



Financial Position

The primary changes in financial position from December 31, 2003 to September 30, 2004 are as follows:

*	The increase in cash of $114,168 is due to cash from
operations of $297,633 net of debt repayments of $159,566 and capitalized improvements of $23,899.
*	The decrease in property and improvements of $101,136 is
attributable to $125,035 of depreciation offset by capitalized improvements of $23,899.
*	The decrease in the note payable of $159,566 is the result
of the debt amortization.
*	Partnership equity increased by the amount of earnings for
the nine month period of $117,963.
*	The increase in the minority partner's interest of $86,687
occurred from the partner's proportionate share of earnings in the joint venture since December 31, 2003.
*	The increase in tenant receivables of $73,691 from December
31, 2003 to September 30, 2004, was attributable to the common area maintenance billed in the second and third quarter
according to the lease agreements.
*	Escrow deposits increased $52,264 from December 31, 2003 to
September 30, 2004 as tenant payments for escrow items occur monthly and the primary disbursements for escrow items occur in the last quarter of the calendar year.
*	A decrease of $71,425 from December 31, 2003 to September
30, 2004 for other assets occurred as the result of periodic amortization of capitalized lease related costs.



Results of Operations

The more significant changes in the results of operations when comparing the three months and nine months ended September 30, 2004 with the corresponding periods of 2003 are as follows:

*	For the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, the following are the most significant changes in the results of operations:
*	Rental income decreased $5,816 or 3% as a result of a
credit given to one of the tenants for rent charged in
error.
*	The change in expenses for the current three month
period to that of the previous years three month period was an increase of $6,163 or 4% and was primarily related to increased professional fees and leasing and administrative costs while being offset by a decline in interest expense due to reduced borrowing levels from continued debt amortization.

*	For the nine months ended September 30, 2004 as compared to
the nine months ended September 30, 2003, the following is the most significant change in the results of operations:
*	Common area maintenance revenue increased in the first
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


Item 4:  Controls and Procedures

      The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership's Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended September 30, 2004, there have been no changes in the Partnership's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.






















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


November 5, 2004



























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

	                        By:   /s/Robert Bond Miller___
November 5, 2004			      President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
       					Accounting Officer









































                                 EXHIBIT 32


Certification Pursuant to
18 USC Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of U.S. Realty Income Partners, LP, (the "Partnership") on Form 10-Q for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert B. Miller, President, Director, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Partnership, certify, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  November 5, 2004
















                                      17