Form 10-K
period 2004-12-31
US REALTY INCOME PARTNERS LP
filed 2005-04-14
CIK 822819

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549


	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any
amendment to this Form 10-K.  Yes      No  X

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). Yes      No  X

     The aggregate sales price of the limited partnership interests subscribed for by non-affiliates was $4,858,000 at December 31, 2004 and April 2, 2005. There is no public market for these interests.




	U.S. REALTY INCOME PARTNERS L.P.
	2004 FORM 10-K ANNUAL REPORT
	INDEX



	PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 5

Item 4.  Submission of Matters to a Vote of Limited Partners. . . . . . 5

	PART II

Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Limited Partner Matters. . . . . . . . . 6

Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 6

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . 7

Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . 15

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . . 15

	PART III

Item 10. General Partner of the Partnership . . . . . . . . . . . . . . 17

Item 11. Compensation of General Partner and Affiliates . . . . . . . . 18

Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 13. Certain Relationships and Related Transactions . . . . . . . . 19

Item 14. Principal Accountants' Fees and Services. . . . . . . .. . . . 20

	PART IV

Item 15. Exhibits and Financial Statement Schedules . . . . . . . . . . 21

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22




	DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated November 30, 1987, as supplemented through December 1998 and filed pursuant to Rule 424(b), are hereby incorporated by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-K of U.S. Realty Income Partners, L.P.(the "Partnership")other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partner make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered.


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

     Competitive conditions in the real estate industry are less volatile than many other industries. The Partnership's investment in properties is subject to the local conditions in the market at that location and at that time.

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

     The Partnership does not maintain a website. Copies of Form 10-K will be provided upon request free of charge.


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

     The investment in the Bellevue Plaza Partners and its holdings of a strip retail shopping center is presently the Partnership's only property and it is fully leased.

Item 3.  Legal Proceedings.


    None.


Item 4.  Submission of Matters to a Vote of Limited Partners.

     No matters were submitted to the Limited Partners during the fourth quarter ended December 31, 2004.



	PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Limited Partner Matters.

     At December 31, 2004, the Partnership had admitted Limited Partners holding 4,858 Units.

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

Item 6.  Selected Financial Data.

	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                         Year Ended December 31,
                               2004      2003      2002	    2001      2000
Selected Income Statement
  Data:

    Rental Income           $1,084,731 $968,211  $947,192  $878,254  $862,317

    Interest Income              3,827    5,844    11,174    42,325    28,372

    Interest Expense           240,305  254,783   268,903   282,025   294,906

    Depreciation and
      Amortization             267,084  263,739   261,660   260,420   254,954

    Operating Expense          288,584  276,281   258,157   263,419   246,590

    Income from Joint Venture    -0-       -0-     21,746 1,456,737   397,437

    Net Income               $ 161,828  $95,162  $112,064$1,524,183  $444,443

    Net Income Per
    Limited Partnership
      Interest                $  31.65 $  18.61 $   21.91 $  298.06  $  86.91



	U.S. Realty Income Partners L.P.
	(a Delaware limited partnership)

                                      Year Ended December 31,

                        2004        2003        2002	     2001        2000

Selected Balance
  Sheet Data:

   Property and
     Improvements
     -Net           $3,203,222   $3,219,610  $3,277,537  $3,364,773 $3,515,073

   Total Assets      4,473,957    4,596,838   4,793,184   4,986,731  4,885,507

   Notes Payable     3,143,358    3,357,658   3,557,481   3,743,183  3,915,764

   Cash Distributions
     to Limited
     Partners          200,000     200,000      200,000   1,300,000    400,000


   Cash Distributions
     Per Limited
     Partnership
     Interest             41.17        41.17       41.17     267.60      82.34

     The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of December 31, 2004, the Partnership had raised $4,858,000 in funds from Limited Partners. The Partnership's offering terminated in November 1989.

     During 1988 the Partnership purchased interests in two joint ventures located in Nashville, Tennessee.

Bellevue

     In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue")which was renovated in 1988 and has approximately 71,000 in total square footage. The Bellevue property is currently 100% leased. Lease rent from the tenants amounts to approximately $70,000 per occupancy month. In addition, the tenants pay common area maintenance charges of approximately $11,500 per month for a total of approximately $81,500 per month.



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

	In 2004 and 2003, $155,498 and $110,560, respectively, was incurred on capitalized roof repairs.


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

During June and throughout July 1999, Rockwood did an exhaustive review of the properties and of the Raleigh and Nashville markets. Introductory letters were distributed to a list of 257 national, regional and local prospective purchasers. Forty-eight groups responded to the introductory letter, executed confidentially agreements and then received the sales package prepared by Rockwood with a portfolio price of $57,000,000. During the month of September on-site property inspections were coordinated for all of the interested purchasers. A call for offers was set for August 31. Rockwood received seven offers, two of which were for just Nashville or Raleigh. The balance of the six was for the entire portfolio. The offers ranged from $43,000,000 to $51,500,000 for the portfolio. After analyzing the offers, the Lord Baltimore Group was selected in late September at a price of $51,500,000. Lord Baltimore's investment committee rejected the purchase due to single market exposure in Raleigh of 370,000 square feet (the Somerset Properties). The next highest offer for the entire portfolio was $49,400,000.

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

Liquidity and Capital Resources

	At December 31, 2004, the partnership had $582,545 in cash and cash equivalents. This represents 11.99% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The working capital was reduced to allow the Partnership to pay costs associated with the DR/US refinancing. In the event such reserves are insufficient to satisfy unanticipated costs the Partnership will be required to borrow additional funds to meet such costs. The General Partner does not anticipate having to borrow for working capital reserves in 2005.

	The General Partner had deemed it advisable not to make any cash distributions prior to December 2000. In December 2000, the General Partner made a cash distribution of $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building held in the PruDan partnership. In September 2001, the General Partner made a cash distribution of $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2002, the General Partner made a cash distribution of $200,000 to the Limited Partners. This represented proceeds from operating cash flow and excess funds from the sale of the PruDan properties in 2001. In December 2004 and 2003, the General Partner made cash distributions of $200,000 each year to the Limited Partners. This represented proceeds from operating cash flow.

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

	Effective August 1995, the DR/US Joint Venture contributed all of its assets to a newly formed limited partnership, the Daniel S.E. Limited Partnership; a Virginia limited partnership (the US/Daniel Venture"). The US/Daniel Venture then contributed its assets to a newly-formed limited liability company known as Prudential/Daniel Office Venture, LLC, (the "PruDan L.L.C"). The members of PruDan LLC are the US/Daniel Venture and Prudential.

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






     The operational results of the Partnership for the years ended December 31, 2004, 2003 and 2002 are summarized below:


Year Ended December 31, 2004:

                                                  JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP       TOTAL

Revenues	   		        $1,084,922    $     3,636    $1,088,558

Operating Expenses		           195,650         92,934       288,584
Interest                   		   240,305           -          240,305
Depreciation and Amortization		   256,656         10,428       267,084

                     			   692,611        103,362       795,973

Net Operating Income (Loss) 		   392,311      (  99,726)      292,585

Partnership Share          		    66 2/3%           100%

Partnership Net Income (Loss)		$  261,554     $(  99,726)   $  161,828
Partnership Cash Flow			$  114,207     $(  89,298)   $   24,909



Year Ended December 31, 2003:

                                                      JOINT VENTURE
		                         BELLEVUE      PARTNERSHIP     TOTAL

Revenues				$ 968,522     $    5,533    $ 974,055

Operating Expenses		          208,158         68,123      276,281
Interest                                  254,783           -         254,783
Depreciation and Amortization             253,311         10,428      263,739
                                          716,252         78,551      794,803

Net Operating Income (Loss)	          252,270        (73,018)     179,252

Partnership Share          	          66 2/3%           100%

Partnership Net Income (Loss)	        $ 168,180     $  (73,018)   $  95,162
Partnership Cash Flow   	          206,183     $  (62,590)   $ 143,593











Year Ended December 31, 2002:
                                                  JOINT VENTURE
                                     BELLEVUE      PARTNERSHIP     TOTAL


Revenues    		    	   $  948,119     $   31,993    $  980,112

Operating Expenses                    190,000         68,157       258,157
Interest                   	      268,903           -          268,903
Depreciation and Amortization         251,231         10,429       261,660
                                      710,134         78,586       788,720

Net Operating Income (Loss)	      237,985    (    46,593)      191,392

Partnership Share          	      66 2/3%           100%

Partnership Net Income (Loss)	   $  158,657    ($   46,593)   $  112,064
Partnership Cash Flow	  	   $  203,119    ($   36,164)   $  166,955




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

     The Partnership has established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990 the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% depending upon the Partnership's experience with its properties. At December 31, 2004, the Partnership had $582,545 in cash and cash equivalents. This represents 11.99% of capital raised. In the event such reserves are insufficient to satisfy unanticipated costs, the Partnership will be required to borrow additional funds to meet such costs.


    Due to the ongoing commitments with the lenders on the Joint Venture, the General Partner had deemed it advisable not to make any cash distributions since May 1990. In December 2000, the General Partner distributed $400,000 to the Limited Partners. This represented the proceeds from the sale of the 3310 Office Building that was a part of the PruDan partnership. In September 2001, the General Partner distributed $1,300,000 to the Limited Partners. This represented the proceeds from the sale of the remaining properties held in the PruDan Partnership. In December 2002, the General Partner distributed $200,000 to the Limited Partners. This represented operating cash flow and the remaining funds from the sale of the PruDan properties. In December 2003 and 2004, the General Partner distributed $200,000 each year to the Limited Partners. This represented operating cash flow.

     As of and for the year ended December 31, 2004, the Partnership recorded a receivable from tenant of $105,425 for rents due for percentage of sales. Information was available and rent revenue and receivable was estimable prior to the release of the financial statements as of December 31, 2004 and for the year then ended.


Application of Critical Accounting Policies

     Our accounting policies have been established to conform with generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

     Below is a discussion of the accounting policies used by the partnership and the Joint Venture, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

     We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures' assets by class will be as follows:




           Buildings                              39 years

           Building improvements                  15-39 years

           Tenant improvements                    Lease term

     We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

     Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property's future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Venture and net income of the Partnership.


Inflation
     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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


Item 8.  Financial Statements and Supplementary Data.

     See Index to Consolidated Financial Statements on Page F-l of Form 10-K for Financial Statements and Financial Statement schedule, where applicable.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

     The former independent accountants, Dempsey Vantrease & Follis PLLC, resigned as the independent accountants effective December 2, 2003. Unqualified opinions were issued on the financial statements of the registrant for the past two years. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. On January 24, 2004, Rayburn, Bates & Fitzgerald, P.C. (formerly Rayburn, Betts & Bates, P.C.) were appointed as the independent accountants for the Partnership. Rayburn, Bates & Fitzgerald, P.C. was not consulted prior to their engagement in 2004 or 2003. No letter was to be issued by the new accountants related to item 304(a).


Item 9A.  Controls and Procedures.

     The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership's Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended December 31, 2004, there have been no changes in the Partnership's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Item 9B.  Other Information.

For the quarter ended December 31, 2004, there were no items required to be disclosed under Form 8-K.



	PART III


Item 10.  General Partner of the Partnership.

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

     The following persons are the principal representatives of the constituent partners of the General Partner and are responsible for the day-to-day operations of the Partnership:

     Name                                               Age

     Robert Bond Miller                                  69
     Donald R. Zoch                                      48
     Lee Rosenberg                                       51


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

     The Partnership does not have a designated audit committee and therefore has not named a "financial expert". The general partner performs the duties required of the audit committee.

     As the Partnership does not have employees, it has not adopted a code of ethics.


Item 11.  Compensation of General Partner and Affiliates.

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

Item 14.  Principal Accountants' Fees and Services.

     During the years ended December 31, 2004, 2003, and 2002, the Partnership was billed the aggregate fees set forth below by Rayburn, Bates & Fitzgerald, P.C., the Partnership's principal accountant during 2004 and 2003 and Dempsey Vantrease & Follis, PLLC, the Partnership's principal accountant during 2002:

	                       2004            2003	        2002
	Audit Fees            $16,500         9,500	       6,450
	Audit Related Fees        -             -  	         -
	Tax Fees                  -             -  	         -
	All Other Fees            -             -  	         -
		Total Fees    $16,500         9,500	       6,450

     Audit fees include fees related to the annual independent audit of the Partnership's financial statements and reviews of quarterly reporting.

     The general partner who has the function of the audit committee requires that all services Rayburn, Bates & Fitzgerald, P.C., the Partnership's independent registered public accounting firm, may provide to the Partnership, including audit services and permitted audit-related and non-audit services, be pre-approved. The general partner approved all audit services provided by Rayburn, Bates & Fitzgerald, P.C.


	PART IV

Item 15.  Exhibits and Financial Statements Schedules

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

(16) See Form 8-K filed January 23, 2004

        (31) Certification of Principal Executive and Chief Accounting
             Officer pursuant to Rule 13a-14(a)/15d-14(a)
		  (32) Certification of Principal Executive and Chief Accounting
                   Officer pursuant to 18 U.S.C. Section 1350, Sarbanes-Oxley
                    Act of 2002

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




April 2, 2005


Certification of Principal Executive Officer and Chief Financial Officer Under Securities Exchange Act Rules 13a-14 and 15d-14

I, Robert Bond Miller, certify that:

1.

I have reviewed this annual report on Form 10-K of the Partnership;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of and for the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:


(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary is made known to me by others within that entity, particularly during the period in which this report is being prepared;


(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusion about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and


(c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors:


(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize, and report financial information; and


(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

						By:       /s/Robert Bond Miller
	April 2, 2005				Robert Bond Miller
							President, Director, Chief Executive
						Officer, Chief Financial Officer and
			    			Chief Accounting Officer



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of U.S. Realty Income Partners L.P. (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Bond Miller, President, Director, Chief Executive Officer and Chief Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and the result of operations of the Partnership.


Date:  April 2, 2005


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










1


2
1
Exhibit 31.1





Exhibit 32.1