Form 10-Q
period 2005-03-31
US REALTY INCOME PARTNERS LP
filed 2005-05-11
CIK 822819

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2005


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

			   YES               NO     X





                    U.S. REALTY INCOME PARTNERS L.P.
(A Delaware Limited Partnership)
                                  INDEX



PART I	Financial Information

Item 1.	Financial Statements	3


	Balance Sheets at March 31, 2005 and
	December 31, 2004	4

	Statements of Operations for the three months
	ended March 31, 2005 and 2004	5

	Statements of Cash Flows for three months
	ended March 31, 2005 and 2004	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	8-10

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                              11

Item 4.     Controls and Procedures                        11

PART II	Other Information

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Default Upon Senior Securities	12

Item 4.	Submissions of Matters to a Vote of
	Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES		13

	Certification of Principal Executive Officer
	and Chief Financial Officer under Securities
	Exchange Act Rules 13a-14 and 15d-14	14










                     PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          The following balance sheet at March 31, 2005 (unaudited) and statements of operations, partnership equity, and cash flows for the three months ended March 31, 2005(unaudited), for U.S. Realty Income Partners L.P. (a Delaware limited partnership) (the "Partnership"), have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information required.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2004 Annual Report, as reported on Form 10-K.































U.S Realty Income Partners, L.P.
(A Delaware Limited Partnership)
                      Consolidated Balance Sheets

                                     Unaudited       Audited
                   ??                  March 31,     December 31,
                                       _2005           2004

             Assets
Cash				  $  755,555	$  582,545

Escrow deposits	12,142	 12,142

Tenant receivables     	20,408	158,258

Property and improvements, net of
 accumulated depreciation of
 $2,601,169 and $2,558,260
 respectively 	3,160,312	3,203,222

Other assets		    494,794	    517,790

	Total Assets	$ 4,443,211	$ 4,473,957

	Liabilities and Partnership Equity
Accounts payable	$    37,631	$    18,136

Accrued expenses	32,704	28,476

Note payable	 	    3,086,690	  3,143,358

	Total Liabilities	  3,157,025	  3,189,970

Minority partner's interest in
  Joint venture	259,357	151,997

Partnership equity
  General partners, no units
  authorized	                          (70,035)	(69,778)
  Limited partners, 4,858 units
  authorized,issued, and outstanding	  1,096,864	  1,101,768

	Net Partnership Equity	  1,026,829	  1,031,990

 Total Liabilities and Partnership
		Equity	$ 4,443,211	$ 4,473,957

Note: The balance sheet presented above at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

See Notes to Consolidated Financial Statements.


U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)

Consolidated Statements of Operations

For the Three Months Ended
March 31, 2005 and 2004

	              	          Unaudited  		         Unaudited
	                	          3 Months	              3 Months
	 	             2005                 2004
Revenues
	Rental income		$ 206,763		$  269,030
	Common area maintenance		21,262		21,998
	Interest income		   1,548		    964

				229,573		318,992

Expenses
	Interest		56,984		61,215
	Professional fees		414		5,003
	Depreciation		42,909		41,678
	Amortization		22,996		18,049
	Property taxes		19,005		19,005
	State taxes		200		4,529
	Leasing and administrative		18,324		41,234
	Management fees		29,125		12,762
	Repairs		32,216		5,135
	Insurance		2,945		0
	Utilities		   2,256		   2,981

				 227,374		 211,591

Net income before minority
	partner's share of income		2,199		107,401

Minority partner's interest
	in operating profit		 ( 7,360) 		 (44,621)

Income from operations	             ( 5,161)               2,780

Net Income 		$( 5,161)		$ 62,780

Net Income per Unit              $ (  1.01)  	          $  12.28

Weighted Average Number
	of Units		    4,858 		   4,858

                   See Notes to Consolidated Financial Statements.








U.S. Realty Income Partners L.P.
(A Delaware Limited Partnership)
Statements of Cash Flows

                                            Unaudited  Unaudited
                                            3 Months   3 Months
                                             Ending     Ending
                                             3/31/05    3/31/04
Cash Flows From Operating Activities
	Net income from operations	$   (5,161)	$  62,780
	Adjustments to reconcile net income
		to net cash provided by (used in)
		operating activities:
		Minority partner's interest in operating
			profit of consolidated
			partnership	7,360	44,621
		Depreciation	42,909	41,679
		Amortization	22,996	18,049
		(Increase) decrease in:
			Escrow deposits	0	(17,421)
			Tenant receivables	137,850	836
			Prepaid state tax	0	(12,514)
			Other assets	0	5,758
		Increase (decrease) in:
			Tenant deposits	4,228	0
			Accounts payable	19,496	802
			Accrued expenses	       0	   3,923

	Net cash provided by
		operating activities	229,678	148,512

Cash Flows From Investing Activities
	Purchase of property and improvements	        0           0

 Net cash provided by (used in)
		investing activities	        0	        0

Cash Flows From Financing Activities
	Payments on mortgage note	  (56,668)	 (52,436)

	Net cash provided by (used in)
		financing activities	    (56,668) 	  (52,436)

Net increase (decrease) in cash
	and cash equivalents	173,010	96,077

Cash and cash equivalents at beginning
	of period	  582,545	 757,636

Cash and cash equivalents at end of period	$  755,555	$  853,713

Supplemental Disclosures
	Interest paid	$  56,984	$   61,215


                   See Notes to Consolidated Financial Statements.




                    U.S. REALTY INCOME PARTNERS L.P.
                    (A Delaware Limited Partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                Unaudited
                             March 31, 2005

A.  ACCOUNTING POLICIES

    Refer to the Partnership's annual financial statements for the year ended December 31, 2004 for a description of the accounting policies which have been continued without change. Also, refer to the footnotes of these annual statements for additional details of the Partnership's financial condition. The details in those notes have not significantly changed except as a result of normal transactions in the interim. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.



B.  TRANSACTIONS WITH AFFILIATES

    Fees and other costs and expense paid to the general partner or its affiliates were as follows:
                                      Three Months
                                     Ended March 31,
                                    2005          2004

   Administrative expenses       $ 18,000      $ 18,000


      The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services.





                     PART I - FINANCIAL INFORMATION
                                continued

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         At December 31, 2004, the partnership had $582,545 in cash and cash equivalents. This represents 12% of capital raised. At March 31, 2005, the Partnership had $755,555 in cash and cash equivalents. This represents 15.6% of capital raised. The Partnership had established a working capital reserve of 5% of the gross proceeds of the offering. After May 15, 1990, the Partnership's Prospectus provided that the working capital reserve could be reduced to 3% of capital raised depending upon the Partnership's experience with its properties. The General Partner does not anticipate having to borrow for working capital reserves in 2005.

          The Partnership distributed $200,000 in December 2004. This represented operating funds from Bellevue Plaza. The General Partner is evaluating cash flow to determine whether cash distributions will be made in 2005.


Bellevue

	In October 1988, the Partnership acquired a 66.67% interest in a Tennessee joint venture known as Bellevue Plaza Partners holding as its primary asset a shopping center located in Nashville, Tennessee ("Bellevue") which was renovated in 1988 and has approximately 71,000 in total square footage. The Bellevue property is 100% leased. Lease rent from the tenants amounts to $70,000 per occupancy month. In addition, the tenants pay common area maintenance charges of approximately $10,000 per month for a total of approximately $80,000 per month.

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

In 2003 and 2004, $110,560 and $155,948, respectively, was spent on capitalized roof repairs.





                     PART I - FINANCIAL INFORMATION
                                continued



	Results of Operations

		The Parternship holds a majority joint venture interests in Bellevue Plaza Partners (66 2/3%). The operational results of the Partnership for the three months ending March 31, 2005 are summarized below.


                                 Bellevue  Partnership    Total

Revenues	$228,647	$    926	$  229,573

Operating expenses	86,285	18,200	 104,485
Interest	56,984	-	 56,984
Depreciation and amortization	 63,299	  2,607	  65,906
		206,568	 20,807	 227,375

Net income (loss)	22,079	(  19,881)	2,198

Partnership share	                 66 2/3%	        100%

Partnership net income (loss)	$ 14,720 	$(  19,881)	$  (5,161)

Partnership operation
	cash flow	$246,952	$(  17,274)	$ 229,678


		Operational results for the comparable three month period ended March 31, 2004 were:


                                 Bellevue  Partnership     Total

Revenues	$318,028	$   923	$ 318,992

Operating expenses	65,870	24,793	 90,663
Interest	61,215	-	61,215
Depreciation and amortization	  57,120	  2,607	 59,727
		 184,205	 27,400	211,605

Net income (loss) 	133,823	(26,436)	107,387

Partnership share                 	66 2/3%	        100%

Partnership net income (loss)	$ 89,216	$ (26,436)	$  62,780

Partnership operating
	cash flow	$184,843	$ (36,329)	$ 148,514









	The Partnership utilized the proceeds of the offering to acquire, operate and hold for investment existing income producing commercial real estate properties. Since the proceeds of the offering were less than the maximum amount, the Partnership was unable to diversify its investments to the extent initially desired.



Financial Position

The primary changes in financial position from December 31, 2004 to March 31, 2005 are as follows:

.. The increase in cash of $183,010 is due to cash from operations of $239,678 net of debt repayments of $56,668.

.. The decrease in property and improvements of $42,980 is attributable to depreciation.

.. The decrease in the note payable of $56,668 is the result of the debt amortization.

.. Partnership equity decreased by the amount of loss for the three month period of ($5,161).

.. The increase in the minority partner's interest of $7,360 occurred from the partner's proportionate share of earnings in the joint venture since December 31, 2004.






Results of Operations

The more significant changes in the results of operations when comparing the first quarter of 2005 with the corresponding period of 2004 are as follows:

.. The decrease in net income of $67,941 was due to the accrual of percentage rents at the end of 2004 of $105,425 rather than recognizing as income in 2005. The rental income in the first quarter of 2004 includes $110,441 of percentage rents.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

	As the partnership's debt has a fixed rate of interest, which is the Partnership's primary financial instrument, quantitative and qualitative risks are not deemed significant.




Item 4:  Controls and Procedures

      The Partnership maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to insure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that such information is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decision making regarding required disclosure. The Partnership, under the supervision and participation of its management, including the Partnership's Chief Executive Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Exchange Act. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this annual report has been accumulated and communicated to them in a manner appropriate to allow timely decisions regarding required disclosures. During the quarter ended March 31, 2005, there have been no changes in the Partnership's internal control over financial reporting that have materially affected or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.




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


May 12, 2005



























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

	                        By:       /s/Robert Bond Miller___
May 12, 2005			      President, Director, Chief
                                    Executive Officer, Chief
                                    Financial Officer and Chief
       					Accounting Officer




EXHIBIT 32


Certification Pursuant to
18 USC Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of U.S. Realty Income Partners, LP, (the "Partnership") on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert B. Miller, President, Director, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Partnership, certify, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in
all material respects, the financial condition and result of operations of the Partnership.



Date:  May 12, 2005                   By: /s/ Robert B. Miller______
 							President, Director, Chief
							Executive Officer, Chief
							Financial Officer and Chief
							Accounting Officer














1



16